Form 10-Q
period 2015-03-31
SIGNAL BAY, INC.
filed 2015-05-14
CIK 715788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________ .

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of May 06, 2015
Common stock, par value $0.0001 per share	358,454,845
Class A Preferred Stock, par value $0.0001 per share	1,840,000
Class B Preferred Stock, par value $0.0001 per share	5,000,000

SIGNAL BAY, INC.

FORM 10-Q

March 31, 2015

PART I – FINANCIAL INFORMATION

 ITEM 1 – FINANCIAL STATEMENTS

Signal Bay, Inc.

Balance Sheets

(Unaudited)

	March 31, 2015	September 30, 2014
ASSETS
Current assets:
Cash or cash equivalents	$15,521	$-
Accounts receivable	10,413	-
Total current assets	25,934	-

Fixed assets:
Property and Equipment	$2,194	$-
Software	58,333	-
Intangible Assets	34,750	-
Accumulated Depreciation	(5,067)	-
Total Fixed Assets	90,210	-
Total assets	$116,144	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$43,303	$46,289
Loans payable- related party	40,000	10,000
Total liabilities	83,303	56,289
Shareholders’ equity:
Class A Preferred Stock, Par Value $.0001, 1,850,000 authorized, 1,840,000 issued and outstanding	184	184
Class B Preferred Stock, Par Value $.0001, 5,000,000 authorized, 5,000,000 issued and outstanding	500	500
Common stock, par value $0.0001, 750,000,000 authorized, 334,829,845 issued and outstanding	33,483	29,014
Additional paid in capital	852,439	(32,364)
Accumulated deficit	(853,765)	(53,623)
Total shareholders' deficit	32,841	(56,289)
Total liabilities and shareholders' deficit	$116,144	$-

The accompanying notes are an integral part of these unaudited financial statements

Signal Bay, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended	Six Months Ended
	March 31, 2015	March 31, 2015
Revenues, net	$5,600	$10,412
Gross Profit	5,600	10,412
Operating Expenses
SG&A	775,299	805,487
Depreciation and Amortization	5,067	5,067
Total operating expenses	780,366	810,554

Net Loss	$(774,766)	$(800,142)
Dividends declared	-	-
Net loss attributable to common shareholders’	$(774,766)	$(800,142)
Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	327,581,025	309,322,948

The accompanying notes are an integral part of these unaudited financial statements

Signal Bay, Inc.

Statements of Cash Flows

(Unaudited)

Six Months Ended March 31, 2015
Cash flows from operating activities
Net loss	$(800,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	$740,189
Depreciation	5,067
Change in operating assets and liabilities:
Accounts payable	(2,986)
Accounts receivable	(10,413)
Net cash used in operating activities	(68,285)

Cash flows from investing activities
Hardware and equipment purchased	(2,194)
Domain, website, and social media accounts purchase	(3,500)
Net cash used in investing activities	(5,694)

Cash flows from financing activities
Proceeds from issuance of common stock	59,500
Proceeds from related party advances	30,000
Net cash provided by financing activities	89,500

Net change in cash	15,521
Cash balance, beginning of period	0
Cash balance, end of period	$15,521

Supplemental disclosures:
Cash paid for interest	$-
Cash paid for income taxes	$-

Noncash investing and financing activities:
Software purchased with common stock	$58,333
Domain, websites, and social media accounts purchased with common stock	31,250

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

Note 3 – Related Party Transaction

During the six months ended March 31, 2015, the Company borrowed $30,000 from Lori Glauser, our COO, for working capital. The total amount owed is $40,000 as of March 31, 2015. The loan is at 0% interest and is to be repaid by September 30, 2015.

During the quarter, March 31, 2015, $15,000 was paid Newport Commercials Advisors (NCA) for management consulting services, a company which is owned 100% by William Waldrop, our CEO. Under terms of the agreement, NCA will be paid $5,000 per month during the duration of the agreement.

During the quarter, March 31, 2015, the Company continued to provide consulting with Libra Wellness Center, LLC, of which Lori J. Glauser, our COO, is a minority (4%) owner. During the quarter the Company provided management consulting services and invoiced Libra Wellness for the amount of $5,600.

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

On January 27, 2015, we issued 1,000,000 shares to Electrum Partners under the Company’s Equity Incentive Plan for advisory services. There are 3,000,000 shares remaining to be vested over the next 24 months. The company expensed $22,500 related to this transaction.

On February 1, 2015, we issued 1,000,000 shares to Joshua Copeland under the Company’s Equity Incentive Plan for software management services. There are 2,000,000 shares remaining to be vested over the next 2 months. The company expensed $22,500 related to this transaction.

On February 1, 2015, we issued 750,000 shares to our VP Business Development under the Company’s Equity Incentive Plan. There are 1,500,000 shares remaining to be vested over the next 2 months. The company expensed $16,875 related to this transaction.

On February 5, 2015, we issued 1,200,000 common shares in exchange for $15,000 cash.

On February 26, 2015, we issued 400,000 common shares in exchange for $5,000 cash.

On February 27, 2015, we issued 160,000 common shares in exchange for $2,000 cash.

On March 1, 2015, we issued 1,000,000 shares to Joshua Copeland under the Company’s Equity Incentive Plan for software management services. There are 1,000,000 shares remaining to be vested over the next 1 month. The company expensed $22,500 related to this transaction.

On March 1, 2015, we issued 750,000 shares to our VP Business Development under the Company’s Equity Incentive Plan. There are 750,000 shares remaining to be vested over the next 1 months. The company expensed $16,875 related to this transaction.

On March 5, 2015, we issued 2,500,000 common shares valued at $31,250 and $3,500 cash for the purchase of the domain Marijuanamath.com, website, all social media accounts. The company recorded an asset acquisition of $34,750 related to this transaction.

On March 24, 2015, we issued 1,600,000 common shares in exchange for $20,000 cash.

Note 5 – Subsequent Events

On April 1, 2015, we issued 1,000,000 shares to Joshua Copeland under the Company’s Equity Incentive Plan for software management services. This agreement is fully vested. The company expensed $22,500 related to this transaction.

On April 1, 2015, we issued 750,000 shares to our VP Business Development under the Company’s Equity Incentive Plan. This agreement is fully vested. The company expensed $16,875 related to this transaction.

On April 18, 2015, we issued 21,000,000 shares to a non-affiliate consultant in accordance with the August 28, 2014 management consulting agreement. The consultant exercised the option to convert the $40,000 owed to common stock.

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

Business of the Registrant

Signal Bay, Inc. is an industry research, advisory, and services firm that currently focuses on the emerging cannabis industry. Signal Bay provides information, data, and advice to industry professionals via a subscription-based data service, pay-per download reports, and advisory services. The company gathers data from primary and secondary sources, both public and private, about companies, people, events, regulatory jurisdictions, and prices, all related to a specified industry. Signal Bay Research then transforms this data from lists of disparate information into actionable business intelligence.

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

Signal Bay Research has acquired the domain CANNAiQ to serve as the industry web portal to facilitate management and awareness of the services offered by Signal Bay Research.

Signal Bay Services

The company, through its wholly owned subsidiary Signal Bay Services initially plans to offer the following services to state licensed medical marijuana establishments:

•	Advice surrounding the processing and production of cannabis products including:
	o	Advice and services related to the acquisition, configuration, operation, and optimization of extraction and processing equipment and its use.
	o	Assistance in the extraction and purification of cannabis flower and its products.
	o	Refining and reformulation of cannabis products
	o	Testing methodologies
•	Development of standard operating procedures for cannabis processing facilities.
•	Compliance and regulatory support
•	Product development services, including development of infusions, concentrates, and infused edibles.

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

MarijuanaMath.com

On March 5, 2015, Signal Bay, Inc. acquired the domain marijuananath.com, the website and social media accounts. At the time of acquisition, the marijuanamath.com social media accounts collectively had 950 active and verified followers. As of May 9, 2015 the marijuanamath.com social media accounts have 1,205 followers.

RESULTS OF OPERATIONS

Operating Expenses

Revenue

The Company generated $5,600 in revenue for the three months ending March 31, 2015.

Operating Expenses

For the three months ending March 31, 2015, the Company had $780,366 in operating expenses, consisted of selling general and administrative expenses of $775,299 and depreciation expense of $5,067. The Company’s total expense for the period ending March 31, 2015 was $780,366.

For the six months ending March 31, 2015, the Company had $810,554 in operating expenses consisted of selling general and administrative expenses of $805,487 and depreciation expense of $5,067. The Company’s total expense for the period ending March 31, 2015 was $810,554.

Net Profit (Loss)

For the three months ending March 31, 2015, the Company had Net Loss of $(774,766). This was derived as follows:

Sales:	$5,600
COGS:	$0
Gross Profit	$5,600
Expenses:	$780,366
Accrued Taxes:	$-
Net loss:	$(774,766)

For the six months ending March 31, 2015, the Company had Net Loss of $(800,142). This was derived as follows:

Sales:	$10,413
COGS:	$0
Gross Profit	$10,413
Expenses:	$810,554
Accrued Taxes:	$-
Net loss:	$(800,141)

Dividends

During quarter ended March 31, 2015, the Company declared $0 in dividends.

During six months ended March 31, 2015, the Company declared $0 in dividends.

Liquidity and Capital Resources

As of March 31, 2015 the Company had $15,521 in cash and $10,413 receivables for a total of $25,934 in current assets. In management’s opinion, the Company’s cash position is insufficient to maintain its operations at the current level for the next 12 months. Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities. As of the date of this report, additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

As of March 31, 2015, our total liabilities were $83,303, which consists of $43,303 in accounts payable and $40,000 in loans from our shareholder.

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

As an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•

not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act (we also will not be subject to the auditor attestation requirements of Section 404(b) as long as we are a “smaller reporting company,” which includes issuers that had a public float of less than $ 75 million as of the last business day of their most recently completed second fiscal quarter);

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

As of March 31, 2015, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified in September 2014. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of March 31, 2015:

Independent Directors: The Company intends to obtain at least 2 independent directors at its 2015 annual shareholder meeting. The cost associated to the addition is minimal and not deemed material.

No Segregation of Duties: Ineffective controls over financial reporting: The company intends to hire additional staff members, either as employees or consultants, prior to March 31, 2015. These additional staff members will be responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities. The costs associated with the hiring the additional staff members will increase the Company's Sales, General and Administration (SG&A) Expense. It is anticipated the cost of the new staff members will be approximately $60,000 per year.

No audit committee: After the election of the independent directors at the 2015 annual shareholder meeting, the Company expects that an Audit Committee will be established. The cost associated to the addition an audit committee are minimal and not deemed material.

Resources: As of March 31, 2015, we have no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Written Policies & Procedures: We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

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

As of March 31, 2015, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year ending September 30, 2014. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

(b) Changes in Internal Control Over Financial Reporting

We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

PART II – OTHER INFORMATION

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

On February 26, 2015, we issued 400,000 common shares in exchange for $5,000 cash.

On February 27, 2015, we issued 160,000 common shares in exchange for $2,000 cash.

On March 5, 2015, we issued 2,500,000 common shares for the purchase of the domain marijuanamath.com, website, social media accounts and customer list. The company recorded an asset acquisition of $34,750 related to this transaction.

On March 24, 2015, we issued 1,600,000 common shares in exchange for $20,000 cash.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended March 31, 2015, which was not previously disclosed in our filings during that period.

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

SIGNAL BAY,INC.

Date: May 14, 2015	By:	/s/ William Waldrop
William Waldrop
Chief Executive and Financial Officer

Date: May 14, 2015	By:	/s/ Lori Glauser
Lori Glauser
Director, Chief Operating Officer

