Form 10-Q
period 2015-06-30
SIGNAL BAY, INC.
filed 2015-08-14
CIK 715788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2015

or

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of August 8, 2015
Common stock, par value $0.0001 per share	356,254,845
Class A Preferred Stock, par value $0.0001 per share	1,840,000
Class B Preferred Stock, par value $0.0001 per share	5,000,000

SIGNAL BAY, INC.

FORM 10-Q

June 30, 2015

PART I -- FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS

Signal Bay, Inc.

 Balance Sheets

(Unaudited)

	June 30, 2015	September 30, 2014

ASSETS

Current assets:
Cash or cash equivalents	$4,345	$-
Accounts receivable	4,900	-
Total current assets	9,245	-

Fixed assets:
Property and Equipment	$2,194	$-
Software	58,333	-
Furniture and Fixtures	10,413	-
Intangible Assets	34,750	-
Accumulated Depreciation	(10,680)	-
Total Fixed Assets	95,010	-

Other assets:
Libra Wellness Center, LLC (4% ownership)	$40,000	$-
Total Other Assets	40,000	-
Total assets	$144,255	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable	$11,375	$46,289
Loans payable- related party	62,500	10,000
Short Term Notes - related party	40,000
Total liabilities	113,875	56,289

Shareholders’ equity:
Class A Preferred Stock, Par Value $.0001, 1,850,000 authorized, 1,840,000 issued and outstanding, respectively	184	184
Class B Preferred Stock, Par Value $.0001, 5,000,000 authorized, 5,000,000 issued and outstanding, respectively	500	500
Common stock, par value $0.0001, 750,000,000 authorized, 351,967,345 and 290,144,844 issued and outstanding, respectively	35,197	29,014
Additional paid in capital	1,168,416	(32,364)
Accumulated deficit	(1,173,917)	(53,623)
Total shareholders' deficit	30,380	(56,289)
Total liabilities and shareholders' deficit	$144,255	$-

The accompanying notes are an integral part of these unaudited financial statements.

Signal Bay, Inc.

Statements of Operations

(Unaudited)

	Three months ended	Nine months ended
	June 30, 2015	June 30, 2015

Revenues, net	$6,399	$16,812
Gross Profit	6,399	16,812
Operating Expenses
SG&A	320,939	1,126,426
Depreciation and Amortization	5,612	10,680
Total operating expenses	326,551	1,137,106

Net Loss	$(320,152)	$(1,120,294)
Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	353,102,137	323,902,484

The accompanying notes are an integral part of these unaudited financial statements.

Signal Bay, Inc.

Statements of Cash Flows

(Unaudited)

Nine months ended
June 30, 2015
Cash flows from operating activities
Net loss	$(1,120,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on Conversion of Debt	90,000
Stock based compensation	907,880
Depreciation	10,680
Change in operating assets and liabilities:
Accounts payable	5,086
Accounts receivable	(4,900)
Net cash used in operating activities	(111,549)

Cash flows from investing activities
Hardware and equipment purchased	(2,194)
Domain, website, and social media accounts purchase	(3,500)
Furniture and Fixtures	(10,413)
Net cash used in investing activities	(16,107)

Cash flows from financing activities
Proceeds from issuance of common stock	79,500
Proceeds from related party advances	52,500
Net cash provided by financing activities	132,000

Net change in cash	4,345
Cash balance, beginning of period	0
Cash balance, end of period	$4,345

Supplemental disclosures:
Cash paid for interest	$-
Cash paid for income taxes	-

Noncash investing and financing activities:
Software purchased with common stock	58,333
Domain, websites, and social media accounts purchased with common stock	31,250
4% Interest in Libra Wellness Center, LLC for Installment Note to related party	40,000
Converted $40K liability to non-affiliated consultant for 12,000,000 shares	40,000

The accompanying notes are an integral part of these unaudited financial statements.

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

In regards to investments the company has chosen to use a Cost Method Investment accounting policy. The company accounts for these investments in accordance with ASC320 using historical cost method.

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

Note 3 – Related Party Transaction

During the nine months ended June 30, 2015, the Company borrowed $52,500 from Lori Glauser, our COO, for working capital. The total amount owed is $62,500 as of June 30, 2015. The loan is at 0% interest and is to be repaid by September 30, 2015.

During the quarter, June 30, 2015, $14,000 was paid Newport Commercials Advisors (NCA) for management consulting services, a company which is owned 100% by William Waldrop, our CEO. Under terms of the agreement, NCA will be paid $5,000 per month during the duration of the agreement.

During the quarter, June 30, 2015, the Company continued to provide consulting with Libra Wellness Center, LLC, of which Lori J. Glauser, our COO, is a minority (4%) owner. During the quarter the Company provided management consulting services and invoiced Libra Wellness for the amount of $4,500.

On June 22, 2015, the Company purchased a 4% ownership of Libra Wellness Center, LLC from Lori J Glauser, our COO for $40,000. The $40,000 is to be paid in one installment due no later than April 1, 2016.

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

On February 25, 2015, we issued 1,000,000 shares to a consultant for the purpose of writing the Medical Marijuana Desk Reference under the Company’s Equity Incentive Plan. The company expensed $22,500 related to this transaction.

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

On March 1, 2015, we issued 125,000 shares to members of our advisory committee under the Company’s Equity Incentive Plan. The company expensed $2,813 related to this transaction.

On March 1, 2015, we issued 450,000 shares to a consultant for the purpose of social media and marketing efforts under the Company’s Equity Incentive Plan. The company expensed $10,125 related to this transaction.

On March 1, 2015, we issued 500,000 shares to our sales consultant under the Company’s Equity Incentive Plan. This was fully vested as of May 1, 2015 and the expense was calculated as part of a true-up as of June 30, 2015.

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

On April 1, 2015, we issued 500,000 shares to our sales consultant our under the Company’s Equity Incentive Plan. This was fully vested as of May 1, 2015 and the expense was calculated as part of a true-up as of June 30, 2015.

On April 1, 2015, we issued 375,000 shares to members of our advisory committee under the Company’s Equity Incentive Plan. The company performed a true-up of the expense as of June 30, 2015.

On April 18, 2015, we issued 21,000,000 shares to a non-affiliate consultant in accordance with the August 28, 2014 management consulting agreement. The consultant exercised the option to convert the $40,000 owed to common stock.

On May 1, 2015, we rescinded 18,000,000 shares and reissued 9,000,000 shares to a non-affiliate consultant in accordance with the August 28, 2014 management consulting agreement. Valuation was erroneously calculated 50% discount of $40,000 liability. It was amended to reflect solely a 60% discount to the stock price on August 28, 2014. The company has expensed $90,000 in loss on conversion of debt associated with this transaction

On May 1, 2015, we issued 250,000 shares to our sales consultant our under the Company’s Equity Incentive Plan. This agreement is fully vested. This was fully vested as of May 1, 2015 and there has been a true-up of all the shares issued for the sales consultant. The true-up of the expenses totaling $123,635.

On May 1, 2015, we issued 156,250 shares to members of our advisory committee under the Company’s Equity Incentive Plan. The company performed a true-up of the expense as of June 30, 2015.

On May 26, 2015, we issued 1,600,000 common shares in exchange for $20,000 cash.

On June 1, 2015, we issued 300,000 shares to a consultant for social media and marketing services under the Company’s Equity Incentive Plan. The company expensed $4,500 related to this transaction.

On June 1, 2015, we issued 156,250 shares to members of our advisory committee under the Company’s Equity Incentive Plan. The company performed a true-up of the shares issued as of June 30, 2015 which resulted in a quarterly expense of $10,656.

On June 17, 2015, we issued 50,000 shares to Casey Houlihan under the Company’s Equity Incentive Plan for advisory services. There are 450,000 shares remaining to be vested over the next 12 months. The company performed a true-up of the shares issued to Casey Houlihan as of June 30, 2015, The true-up of the shares resulted in a quarterly expense of $776.

Note 5 – Subsequent Events

On July 1, 2015, the company engaged Jim Fitzpatrick as an independent consultant for management consulting services. Under the terms of the agreement, the company will compensate Mr. Fitzpatrick 1,000,000 common shares for management consulting services commencing July 1, 2015 for a period of 5 consecutive months.

On July 23, 2015, the company executed a promissory note in the amount of $105,000 with St. George Investments, LLC. The maturity date for the note is January 22, 2016. If in the event of default, St. George has the right to convert the outstanding balance to common stock at a 70% discount to market, calculated on the 3 lowest Closing Bid Prices in the 20 days immediately preceding the applicable conversion. The note contains in Original Issue Discount, in the amount of $22,500. The company will receive a $11,250 discount if paid within 90 days of Purchase Price Date and $5,000 if paid within 135 days of Purchase Price Date.

On July 31, 2015, we issued 3,500,000 shares to Kodiak Capital Group, LLC as a commitment fee for a One Million Dollar Equity Financing Agreement. The company expensed $60,900 related to this transaction. The company is subject to a Registration Rights Agreement which requires the Company to file a S1 Registration Statement with the SEC within 30 days and must receive a notice of effectiveness from the SEC prior to executing a Put Notice. The Purchase Price of the security is based on 75% of the Market Price based on the Put Date. Market price is calculated on the lowest daily volume weight average price for any trading day during the valuation period, which is the five days from the Put Notice to the Put Date.

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

Business of the Registrant

Signal Bay, Inc. is an industry research, advisory, and services firm that currently focuses on the emerging cannabis industry. Signal Bay provides information, data, and advice to industry professionals via a subscription-based data service, publications, and advisory services both directly and via referrals to third party consultants through the Cannabis Consultant Marketplace.

The company also offers startup and management services to cultivators, producers, retailers, and test facilities.

Corporate Structure

Description of Services

Signal Bay Research

The company, through its wholly owned subsidiary Signal Bay Research, provides industry research and advisory services for the legal cannabis industry.

Signal Bay Research is developing and initially expects to offer the following products and services.

•	Publications
•	Industry news and information portal
•	Downloadable datasets
•	Custom analyses
•	Advisory services
•	Consultant marketplace

Signal Bay will work in partnership with industry experts to produce reports. Reports currently in development include: a medical marijuana desk reference, which provides information regarding the medical conditions that have been demonstrated to be treated by cannabis; reports describing the business, regulatory, and market environment of the legal cannabis industry; and a report discussing the energy implications and environmental impact of indoor cultivation. Datasets includes lists of companies, people, events, and regulations related to the cannabis industry.

Signal Bay Research developed CANNAiQ, a website that serves as the industry web portal to facilitate management and awareness of the services offered by Signal Bay Research.

Signal Bay also offers the Cannabis Consultant Marketplace. The Cannabis Consultant Marketplace an online platform to support a network of consultants who provide services to the cannabis industry, and introduce them to companies that are seeking expertise. Companies submit projects to Signal Bay and the company matches projects to consultants. Signal Bay facilitates referrals for a fee and/or manages resulting projects by retaining consultants and deploying them to clients who request work.

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

Signal Bay is also collaborating with a number of experts in the areas of cultivation, building energy management, wholesale and retail product price reporting, medical research, nutraceutical development and sales, regulation and compliance, land use and planning, and cannabis market research. Signal Bay intends to pursue compelling acquisitions and form strategic partnerships to facilitate company growth.

MarijuanaMath.com

On March 5, 2015, Signal Bay, Inc. acquired the domain marijuananath.com, the website and social media accounts. At the time of acquisition, the marijuanamath.com social media accounts collectively had 950 active and verified followers. As of May 9, 2015 the marijuanamath.com social media accounts have 1205 followers.

RESULTS OF OPERATIONS

Operating Expenses

Revenue

The Company generated $6,399 in net revenue for the three months ending June 30, 2015.

The Company generated $16,812 in net revenue for the nine months ending June 30, 2015.

Operating Expenses

For the three months ending June 30, 2015, the Company had $326,551 in operating expenses, consisted of selling general and administrative expenses of $320,939 and depreciation expense of $5,612. The Company’s total expense for the period ending June 30, 2015 was $326,551.

For the nine months ending June 30, 2015, the Company had $1,137,106 in operating expenses consisted of selling general and administrative expenses of $1,126,427 and depreciation expense of $10,680. The Company’s total expense for the period ending June 30, 2015 was $1,137,106.

Net Profit (Loss)

For the three months ending June 30, 2015, the Company had Net Loss of $320,152. This was derived as follows:

Sales:	$6,867
COGS:	$468
Gross Profit	$6,399
Expenses:	$326,551
Accrued Taxes:	$-
Net loss:	$(320,152)

For the nine months ending June 30, 2015, the Company had Net Loss of $1,120,294. This was derived as follows:

Sales:	$17,280
COGS:	$468
Gross Profit	$16,812
Expenses:	$1,137,106
Accrued Taxes:	$-
Net loss:	$(1,120,294)

Dividends

During quarter ended June 30, 2015, the Company declared $0 in dividends.

During nine months ended June 30, 2015, the Company declared $0 in dividends.

Liquidity and Capital Resources

As of June 30, 2015 the Company had $4,345 in cash and $4,900 receivables for a total of $9,245 in current assets. In management’s opinion, the Company’s cash position is insufficient to maintain its operations at the current level for the next 12 months. Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities. As of the date of this report, additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

As of June 30, 2015, our total liabilities were $113,875, which consists of $11,375 in accounts payable, $62,500 in loans from our shareholder and short term note of $40,000.

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

As of June 30, 2015, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified in September 2014. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of June 30, 2015:

Independent Directors: The Company intends to obtain at least 2 independent directors at its 2015 annual shareholder meeting. The cost associated to the addition is minimal and not deemed material.

No Segregation of Duties: Ineffective controls over financial reporting: The company intends to hire additional staff members, either as employees or consultants, prior to June 30, 2015. These additional staff members will be responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities. The costs associated with the hiring the additional staff members will increase the Company's Sales, General and Administration (SG&A) Expense. It is anticipated the cost of the new staff members will be approximately $60,000 per year.

No audit committee: After the election of the independent directors at the 2015 annual shareholder meeting, the Company expects that an Audit Committee will be established. The cost associated to the addition an audit committee are minimal and not deemed material.

Resources: As of June 30, 2015, we have no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

As of June 30, 2015, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year ending September 30, 2014. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

(b) Changes in Internal Control Over Financial Reporting

We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner

PART II -- OTHER INFORMATION

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

On May 26, 2015, we issued 1,600,000 common shares in exchange for $20,000 cash.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. Mine Safety Disclosures.

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended June 30, 2015, which was not previously disclosed in our filings during that period.

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

SIGNAL BAY, INC.

Date: August 14, 2015	By:	/s/ William Waldrop
William Waldrop
Chief Executive and Financial Officer

Date: August 14, 2015	By:	/s/ Lori Glauser
Lori Glauser
Director, Chief Operating Officer

