Form 10-K
period 2015-09-30
SIGNAL BAY, INC.
filed 2016-02-02
CIK 715788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number:000-12350

Signal Bay, Inc.
(Exact name of registrant as specified in its charter)

Colorado	47-1890509
(State of Incorporation)	(I.R.S. Employer Identification No.)

9484 S. Eastern Ave, Suite 141, Las Vegas, CA	89123
(Address of principal executive offices)	(Zip Code)

(702) 748-9944

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter (March 31, 2015): $1,256,172.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of February 01, 2016
Common stock, par value $0.0001 per share	406,229,845
Class A Preferred Stock, par value $0.0001 per share	1,840,000
Class B Preferred Stock, par value $0.0001 per share	5,000,000

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

This report includes forward-looking statements as the term is defined in the Private Securities Litigation Reform Act of 1995 or by the U.S. Securities and Exchange Commission in its rules, regulations and releases, regarding, among other things, all statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations. The words "believe," "may," "estimate," "continue," "anticipate," "intend," "should," "plan," "could," "target," "potential," "is likely," "will," "expect" and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. In addition, our past results of operations do not necessarily indicate our future results.

Other sections of this report may include additional factors which could adversely affect our business and financial performance. New risk factors emerge from time to time and it is not possible for us to anticipate all the relevant risks to our business, and we cannot assess the impact of all such risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statements. Those factors include, among others, those matters disclosed in this Annual Report on Form 10-K.

Except as otherwise required by applicable laws and regulations, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this report, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report. Neither the Private Securities Litigation Reform Act of 1995 nor Section 27A of the Securities Act of 1933 provides any protection to us for statements made in this report. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

The Company maintains an internet website at www.signalbay.com. The Company makes available, free of charge, through the Investor Information section of the web site, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Any of the foregoing information is available in print to any stockholder who requests it by contacting our Investor Relations Department.

ITEM 1. BUSINESS

Corporate Background and Our Business

Business of Registrant

Signal Bay, Inc., a Colorado corporation and its subsidiaries ("Signal Bay", the "Company", the "Registrant", "we", "our", or "us") provide advisory, management and analytical testing services to the emerging legalized cannabis industry. Our three business units are described below:

Signal Bay, Inc. was originally incorporated in the State of New York, December 12, 1977 under the name 3171 Holding Corporation. On February 22, 1979 the name was changed to Electronomic Industries Corp. and on February 23, 1983 the name was changed to Quantech Electronics Corp. The Company was reincorporated in the State of Colorado on December 15, 2003. On August 29, 2014, the Company completed a reverse merger with Signal Bay Research, Inc., a Nevada Corporation, and took over its operations. In September 2014, the Company changed its name from Quantech Electronics Corp. to Signal Bay, Inc. The Company has selected September 30 as its fiscal year end. Signal Bay, Inc. is domiciled in the State of Colorado, and its corporate headquarters are located in Las Vegas, Nevada.

Signal Bay Research provides industry research, business and market intelligence, and consulting services. We provide advisory and consulting services to cannabis companies including license application support, regulatory compliance, market forecasts, and operational insights. We also publish industry information via online media, research reports, and publications. Our media properties include CANNAiQ.com, a business to business information portal and MarijuanaMath.com a general interest informational website for the cannabis industry. Signal Bay is also the home of the Cannabis Consultant Marketplace (CCM). The CCM is an outsourcing freelancing matching platform enabling cannabis companies to post projects and hire consultants.

Signal Bay Services provides operating services for licensed cannabis businesses. Signal Bay Services has been engaged in Management Services Agreement with Libra Wellness Center, LLC, a licensed cannabis production and processing establishment, to operate their marijuana processing facility in North Las Vegas, Nevada. We will provide the staff and operational support to Libra Wellness to produce processed cannabis and infused products for licensed dispensaries throughout Southern Nevada.

CR Labs d.b.a. CannAlytical Research is the analytical laboratory division of Signal Bay. Signal Bay owns 80% of the issued and outstanding shares in CR Labs. CR Labs provides compliance testing services in accordance with the Oregon Health Authority. Tests include residual solvent analysis, pesticide screening, microbiological screening, terpene analysis, and cannabinoid potency profiling of cannabis and cannabis infused products. CR Labs also provides consulting services CR Labs is located in Bend Oregon, and tests cannabis for both medicinal and adult use. We are currently evaluating additional legal cannabis markets to provide our analytical testing services.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

The above statement notwithstanding, shareholders and prospective investors should be aware that certain risks exist with respect to the Company and its business, including those risk factors contained in our most recent Registration Statements on Form 10, as amended. These risks include, among others: limited assets, lack of significant revenues and only losses since inception, industry risks, dependence on third party manufacturers/suppliers and the need for additional capital. The Company's management is aware of these risks and has established the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Our executive mailing address is located at 9484 S. Eastern Ave #141, Las Vegas, CA 89123 and our telephone number is (702) 748-9944.
Our executive, administrative and operating offices are located at 2996 Panorama Ridge Dr Henderson, NV 89052. The office space is being provided by one of our Directors.
Our analytical testing lab is located at 62930 O.B. Riley Rd, Suite 300, Bend, OR 97703

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

The Company intends to hold an annual shareholders' meeting in the second quarter of the fiscal year ending September 30, 2016.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock trades over-the-counter and is quoted on the OTC Bulletin Board under the symbol "SGBY." The table below sets forth the high and low bid prices for our common stock as reflected on the OTC Bulletin Board for the last two fiscal years. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were affected.

Common Stock
Fiscal Year 2015	High	Low
First Quarter	$0.02	$0.07
Second Quarter	$0.0225	$0.05
Third Quarter	$0.011	$0.0999
Fourth Quarter	$0.0051	$0.02

Common Stock
Fiscal Year 2014	High	Low
First Quarter	$0.0021	$0.0021
Second Quarter	$0.0021	$0.095
Third Quarter	$0.005	$0.0081
Fourth Quarter	$0.0081	$0.025

Holders of Common Equity

As of September 30, 2015 there were 398,648,595 common shares outstanding. During the fiscal year 2015, the high and low sales prices of our common stock on the OTCQB were $0.0999 and $0.0051 respectively, and there were approximately 122 holders of record of our common stock.

Penny Stock Rules

Due to the price of our common stock, as well as the fact that we are not listed on Nasdaq or a national securities exchange, our stock is characterized as a "penny stock" under applicable securities regulations. Our stock therefore is subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer's account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Transfer Agent

Pacific Stock Transfer is the transfer agent for our common stock with its business address at 6725 Via Austi Pkwy, Suite 300 Las Vegas, NV 89119 and its telephone number is (702) 361-3033.

Dividend Policy

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, although we intend to retain our earnings, if any, to finance the development and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe," "anticipate," "expect," "estimate" or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto, included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this report, particularly in the "Risk Factors" section.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has negative working capital, recurring losses, and does not have an established source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

In the coming year, the Company's foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with operations and business developments. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon internally generated funds such as shareholder loans and advances to finance its operations and growth. Management may raise additional capital by retaining net earnings or through future public or private offerings of the Company's stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company's failure to do so could have a material and adverse effect upon it and its shareholders.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

Critical Accounting Policies and Estimates.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

Revenue Recognition:

Signal Bay recognizes revenue from the sale of services in accordance with ASC 605. Revenue will be recognized only when all of the following criteria have been met:

* Persuasive evidence of an arrangement exists;

* Delivery has occurred or services have been rendered.

* The price is fixed or determinable; and

* Collectability is reasonably assured.

Stock Based Compensation

Pursuant to Accounting Standards Codification ("ASC") 505, the guidelines for recording stock issued for services require the fair value of the shares granted be based on the fair value of the services received or the publicly traded share price of the Company's registered shares on the date the shares were granted (irrespective of the fact that the shares granted were unregistered), whichever is more readily determinable. This position has been further clarified by the issuance of ASC 820. ASC 820 defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date". Accordingly, the Company elected the application of these guidelines. Signal Bay has determined that the fair value of all common stock issued for goods or services is more readily determinable based on the publicly traded share price on the date of grant.

RESULTS OF OPERATIONS

Revenues

For the fiscal year ended September 30, 2015, the company had $125,199 in revenues as compared to $0 for the period from inception on August 29, 2014 to September 30, 2014. The increase was attributed to the advisory services division which resulted in $122,364 revenues and the acquisition of CR Labs on September 17, 2015 which resulted in $2,835 revenues for the remainder of the fiscal year.

Operating Expenses

For the Fiscal Year ended September 30, 2015, the Company had $1,422,536 in Operating Expenses versus $53,623 for the Period from Inception on August 29, 2014 through September 30, 2014.

Net Loss

For the Fiscal Year ending September 30, 2015, the Company had Net Loss of $1,453,352. This was derived as follows:

Gross Income	$125,199
Operating Expenses	$(1,422,536)
Loss on Derivative	$(120,460)
Interest Expense	$(38,438)
Net Loss	$(1,456,235)
Less: Net loss attributable to noncontrolling interests	$2,883
Net Loss attributable to company	$(1,453,352)

Liquidity and Capital Resources

The Company has little cash reserves and liquidity to the extent we receive it from operations and through the sale of common stock.

Cash increased by $25,966 from $0 at September 30, 2014 to $25,966 at September 30, 2015. The increase was attributed to operating and financing activities.

As of September 30, 2015, our total liabilities were $443,435, which consists of $46,324 in accounts payable, $102,500 in convertible note, net of debt discount of $64,062, $200,460 in derivative liability, $146,554 in loans from related parties, and $11,659 in accrued expenses.

Employees

As of September 30, 2015 CR Labs had 3 full time employees. Signal Bay's only employees are its two officers.

Need for Additional Financing

The Company is uncertain of its ability to generate sufficient liquidity from its operations so the need for additional funding may be necessary. The Company may sell stock and/or issue additional debt to raise capital to accelerate our growth.

Going Concern Uncertainties

In management's opinion, the Company's cash position is insufficient to maintain its operations at the current level for the next 12 months. Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities. As of the date of this report, additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

Emerging Growth Company Status

We are an "emerging growth company" as defined under the Jumpstart Our Business Startups Act, commonly referred to as the JOBS Act. We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

As an "emerging growth company," we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to:

•

not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act (we also will not be subject to the auditor attestation requirements of Section 404(b) as long as we are a "smaller reporting company," which includes issuers that had a public float of less than $ 75 million as of the last business day of their most recently completed second fiscal quarter);

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Under this provision, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. In other words, an "emerging growth company" can delay the adoption of such accounting standards until those standards would otherwise apply to private companies until the first to occur of the date the subject company (i) is no longer an "emerging growth company" or (ii) affirmatively and irrevocably opts out of the extended transition period provided in Securities Act Section 7(a) (2) (B). The Company has elected to take advantage of this extended transition period and, as a result, our financial statements may not be comparable to the financial statements of other public companies. Accordingly, until the date that we are no longer an "emerging growth company" or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a) (2) (B), upon the issuance of a new or revised accounting standard that applies to your financial statements and has a different effective date for public and private companies, clarify that we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a smaller reporting company, as defined by Rule 229.10(f)(1) , is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SIGNAL BAY, INC.

FORM 10-K

September 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Signal Bay, Inc and Subsidiaries

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Signal Bay, Inc. and Subsidiaries (collectively, the "Company") as of September 30, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended September 30, 2015 and for the period from the date of inception on August 29, 2014 to September 30, 2014. These consolidated financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signal Bay, Inc. and Subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for the year ended September 30, 2015 and for the period from the date of inception on August 29, 2014 to September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has negative working capital and recurring losses from operations and likely needs financing in order to meet its financial obligations. These conditions raise significant doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas
February 1, 2016

Signal Bay, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2015	2014
ASSETS
Current Assets
Cash and Cash Equivalents	$25,966	$-
Accounts Receivable	11,546	-
Prepaid Expense	5,000	-
Total current assets	42,512	-
Property, Plant and Equipment
Property, Plant and Equipment	159,034
Accumulated Depreciation and Ammortization	(26,994)	-
Property, Plant and Equipment, net	132,040	-
Other Assets
Cost Basis Investment	40,000	-
Intangible Assets	67,428	-
Goodwill	446,743	-
Total Other Assets	554,171	-

TOTAL ASSETS	$728,723	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts Payable	$46,324	$46,289
Accrued Liabilities	11,659	-
Current Portion - Notes Payable - Related Party	133,507	10,000
Convertible Loan (net of unamortized discount of $64,062 and $nil)	38,438	-
Derivative Liabiity	200,460	-
Total Current Liabilities	430,388	56,289
Notes Payable - Related Party, less Current Portion	13,047	-
Total Liabilities	443,435	56,289

Stockholders' Equity (Deficit)
Class A Preferrred Stock, Par Value $.0001, 1,850,000 authorized, 1,840,000 issued and outstanding	$184	$184
Class B Preferrred Stock, Par Value $.0001, 5,000,000 authorized, 5,000,000 issued and outstanding	500	500
Common Stock, Par Value $.0001, 750,000,000 authorized, 398,648,595 and 290,144,844 issued and outstanding, respectively	39,865	29,014
Additional Paid In Capital	1,654,597	(32,364)
Accumulated Deficit	(1,506,975)	(53,623)
Total Stockholders' Equity (Deficit)	188,171	(56,289)
Noncontrolling Interests	97,117	-
Total Equity (Deficit)	285,288	(56,289)
Total Liabilities and Stockholders' Equity (Deficit)	$728,723	$-

The accompanying notes are an integral part of these financial statements.

Signal Bay, Inc. and Subsidiaries
Consolidated Statements of Operations

	September 30,	Inception through September 30,
	2015	2014

Revenues
Testing services	$2,835	$-
Consulting services	122,364	-
Total Revenue	125,199	-

Operating expenses
Selling, general and administrative expenses	1,405,526	53,623
Depreciation and amortization	17,010	-
Total Operating Expense	1,422,536	53,623

Loss from Operations	(1,297,337)	(53,623)

Other expense
Interest expense	38,438	-
Loss on derivatives	120,460	-
Total other expense	158,898	-

Net Loss	(1,456,235)	(53,623)

Loss attributable to noncontrolling interests	(2,883)	-

Loss attributable to controlling interests	$(1,453,352)	$(53,623)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Share Outstanding	331,669,771	290,144,844
Basic and Diluted

The accompanying notes are an integral part of these financial statements

Signal Bay, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid	Non Controlling	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Interest	Deficit	(Deficit)

Balances, August 29, 2014 (Inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-

Stock sold for Cash	-	-	5,000,000	500	254,188,067	25,419	(25,519)	-	-	400

Reverse merger adjustment - 35,956,777 shares were previously issued to Quantech Shareholders, Liability of $3065.75 assumed.	-	-	-	-	35,956,777	3,595	(6,661)	-	-	(3,066)

Shares Issued for Services at par value $.0001	1,840,000	184	-	-	-	-	(184)	-	-	-

Net loss	-	-	-	-	-	-	-	-	(53,623)	(53,623)

Balances, September 30, 2014	1,840,000	184	5,000,000	500	290,144,844	29,014	(32,364)	-	(53,623)	(56,289)

Common stock sold for cash	-	-	-	-	6,460,001	646	78,854	-	-	79,500

Common stock issued for software purchases	-	-	-	-	7,500,000	750	88,833	-	-	89,583

Common stock issued in Accordance with 2015 Equity Incentive Plan	-	-	-	-	37,043,750	3,705	883,124	-	-	886,829

Common stock issued for extinguishment of debt	-	-	-	-	12,000,000	1,200	148,800	-	-	150,000

Common stock issued for financing commitment	-	-	-	-	3,500,000	350	60,550	-	-	60,900

Common stock issued for CR Labs acquisition	-	-	-	-	40,000,000	4,000	396,000	-	-	400,000

Common stock issued for services	-	-	-	-	2,000,000	200	30,800	-	-	31,000

CR Labs Acquisition - Minority Interest	-	-	-	-	-	-	-	100,000	-	100,000

Net loss	-	-	-	-	-	-	-	(2,883)	(1,453,352)	(1,456,235)

Balances September 30, 2015	1,840,000	184	5,000,000	500	398,648,595	39,865	1,654,597	97,117	(1,506,975)	285,288

The accompanying notes are an integral part of these financial statements.

Signal Bay, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

		Inception through
	September 30,	September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(1,456,235)	$(53,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	110,000	-
Shares issued for financing commitment fee	60,900	-
Loss on derivative liability	120,460	-
Depreciation expense	17,010
Amortization of debt discount	38,438
Stock based compensation	917,829	-
Changes in:
Accounts receivable	(18,409)	-
Prepaid expenses	(5,000)	-
Accounts payable	8,614	43,223
Accrued liabilities	10,885	-
Customer deposits	774	-

Net cash used in operating activities	(194,734)	(10,400)

Cash flows from investing activities
Hardware and Equipment Purchased	$(2,194)	$-
Domain, Website and Customer List Acquisition	(3,500)	-
Cash received in CR Labs acquisition	2,970	-
Net cash used in investing activities	(2,724)	-

Cash flows from financing activities
Proceeds from issuance of common stock	$79,500	$400
Proceeds from convertible notes	75,000	-
Payments on notes payable - related party	(1,076)	-
Proceeds from related party advances	70,000	10,000

Net cash provided by financing activities	223,424	10,400

Net cash increase for period	25,966	-
Cash balance, beginning of period	-	-

Cash balance, end of period	$25,966	$-

Cash paid for:
Interest	$-	$-
Accrued income taxes	$-	$-

Noncash investing and financing activities:
Liability assumed in reverse merger	$-	$3,066
Software purchased with common stock	58,333	-
Domain, websites, and social media accounts purchased with common stock	31,250	-
Minority Interest in Libra Wellness Center, LLC for Installment Note to related party	40,000	-
Extinguished liability to non-affiliated consultant for 12,000,000 shares	40,000	-
Common stock issued for acquisition of CR Labs	400,000
Noncontrolling interest in CR Labs	100,000	-
Debt discount related to initial derivative liability and OID	102,500	-
Furniture acquired in exchange of account receivable	10,413	-

The accompanying notes are an integral part of these financial statements.

SIGNAL BAY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 1 – NATURE OF ACTIVITIES AND CONTINUANCE OF BUSINESS

Signal Bay, Inc., a Colorado corporation and its subsidiaries provide advisory, management and analytical testing services to the emerging legalized cannabis industry. Signal Bay, Inc. was originally incorporated in the State of New York, December 12, 1977 under the name 3171 Holding Corporation. On February 22, 1979 the name was changed to Electronomic Industries Corp. and on February 23, 1983 the name was changed to Quantech Electronics Corp. The Company was reincorporated in the State of Colorado on December 15, 2003. On August 29, 2014, the Company completed a reverse merger with Signal Bay Research, Inc., a Nevada Corporation, and took over its operations. In September 2014, the Company changed its name from Quantech Electronics Corp. to Signal Bay, Inc. The Company has selected September 30 as its fiscal year end. Signal Bay, Inc. is domiciled in the State of Colorado, and its corporate headquarters are located in Las Vegas, Nevada.

As a part of and prior to the consummation of the reverse merger, William Waldrop and Lori Glauser, principals of Signal Bay Research, Inc., purchased 28,811,933 shares of the Company (80% of the issued and outstanding common stock) from WB Partners. The merger between the Company and Signal Bay Research was finalized and closed contemporaneously with the share purchase. As part of this share purchase, Mr. Waldrop and Ms. Glauser became the officers and directors of the Company. Signal Bay Research was acquired through the issuance of 254,188,067 shares of common stock and 5,000,000 shares of Series B Preferred Stock to Mr. Waldrop and Ms. Glauser, pro rata. After the reverse merger, William Waldrop and Lori Glauser individually each own 127,500,000 shares of common stock and 2,500,000 shares of Series B Preferred stock in the Company. Immediately prior to the reverse merger, neither William Waldrop nor Lori Glauser had any interest in the Company. Immediately after to the reverse, WB Partners owned less than 5% of the common stock. The company filed a Form 10-12G on November 25, 2014, and was determined to be a shell company by the SEC as per the Form 10-12G/A which went effective on January 24, 2015. As of January 29, 2015, the company filed an 8K stating it entered into a material agreement and was no longer a shell company.

After the reverse merger, Signal Bay Research, Inc. continues to operate as a wholly owned subsidiary capturing the research and advisory services for Signal Bay, Inc.

Signal Bay Services was formed on January 25, 2015, as the management services division of Signal Bay. Currently, Signal Bay Services has one contract with Libra Wellness Services, LLC with anticipated engagement commencing in August 2016.

On September 17, 2015, Signal Bay entered into a share exchange agreement with CR Labs, Inc., an Oregon Corporation, pursuant to which the company issued 40,000,000 shares of the Company's common stock resulting in exchange for 80% of the outstanding common stock of CR Labs, Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

Summary of significant accounting policies of Signal Bay, Inc. (the "Company") is presented to assist in understanding the Company's financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity.

Principles of Consolidation:

The Company prepares its financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries, all of which have a fiscal year end of September 30. All significant intercompany accounts, balances and transactions have been eliminated in the consolidation.

The Company consolidates its subsidiaries in accordance with ASC 810, and specifically ASC 810-10-15-8 which states, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation."

Noncontrolling Interests:

Our consolidated financial statements include the accounts of all subsidiaries where we hold a controlling financial interest. We have a controlling financial interest if we own a majority of the outstanding voting common stock and minority shareholders do not have substantive participating rights, we have significant control over an entity through contractual or economic interests in which we are the primary beneficiary or we have the power to direct the activities that most significantly impact the entity's economic performance. The ownership interest in subsidiaries held by third parties are presented in the consolidated balance sheet within equity, but separate from the parent's equity, as noncontrolling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at their original invoice amounts. We regularly review collectability and establish an allowance for uncollectible amounts as necessary. Management has determined that a reserve for uncollectible amounts was not required in the periods presented.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements' estimates or assumptions could have a material impact on Signal Bay, Inc. financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Signal Bay, Inc. financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Revenue Recognition

It is the company's policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, "Revenue Recognition." Under ASC Topic 605-10-25, revenue earning activities are recognized upon the sale and delivery of its products and services. During the year ended September 30, 2015, the Company has generated $125,199 in revenue.

Stock-Based Compensation

The Company applies Topic 718 "Share-Based Payments" ("Topic 718") to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized when the event occurs. The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

The Company accounts for equity-based transactions with non-employees under the provisions of ASC Topic No. 505-50, "Equity-Based Payments to Non-Employees" ("Topic No. 505-50"). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, "Accounting for Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is "more likely than not" that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives

Laboratory and Computer Equipment	5 years
Furniture and Fixtures	7 years
Software	3 years
Domains	15 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method.

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually or more often if indicators of a potential impairment are present. Our annual impairment tests are conducted at the beginning of the fourth quarter. We use a two-step process to quantitatively evaluate goodwill for impairment. In the first step, we compare the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, we complete a second step to determine the amount of the goodwill impairment that we should record. In the second step, we determine an implied fair value of the reporting unit's goodwill by allocating the reporting unit's fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets). We compare the resulting implied fair value of the goodwill to the carrying amount and record an impairment charge for the difference. We test individual indefinite-lived intangible assets by comparing the estimated fair value with the book values of each asset.

The Company recognizes an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized on a straight-line basis over their estimated useful lives unless the estimated useful life is determined to be indefinite.

Impairment of Long-Lived Assets:

The Company evaluates, on a periodic basis, long-lived assets to be held and used for impairment in accordance with the reporting requirements of ASC 360-10. The evaluation is based on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the undiscounted value of expected future operating cash flows is used to determine whether the asset is recoverable and the amount of any impairment is measured as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or discounted future operating cash flows.

Financial Instruments

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist principally of cash, accounts payable, and accrued liabilities. Pursuant to ASC 820 and 825, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table sets forth by level with the fair value hierarchy the Company's financial assets and liabilities measured at fair value on September 30, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$200,460	$200,460

Basic Earning (Loss) Per Share

The Company computes net income (loss) per share in accordance with Accounting Standards Codification ("ASC") 260, " Earnings per Share ". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Business Combinations.

We have adopted the amendment to ASC 805 for the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

•	Contingent consideration is recorded at fair value as an element of purchase price with subsequent adjustments recognized in operations.
•	Subsequent decreases in valuation allowances on acquired deferred tax assets are recognized in operations after the measurement period.
•

Upon gaining control of an entity in which an equity method or cost basis investment was held, the carrying value of that investment is adjusted to fair value with the related gain or loss recorded in earnings.

Recently Issued Accounting Pronouncements

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

NOTE 3 – ACQUISITIONS

On September 17, 2015 the Company performed a share exchange for 80% ownership of CR Labs, Inc., from its founders. CR Labs is an Oregon company engaged in providing analytical testing services for the medical marijuana industry in compliance with the Oregon Health Authority. The costs related to the transaction were $42,193 and were expensed during 2015.

The Company applied the acquisition method to the business combination and valued each of the assets acquired (cash, accounts receivable, and property, plant and equipment) and liabilities assumed (accounts payable) at fair value as of the acquisition date. The cash, accounts receivable and accounts payable were deemed to be recorded at fair value as of the acquisition date. The Company determined the fair value of property, plant and equipment to be historical book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed. Under the purchase agreement, the Company issued 40,000,000 shares of common stock. These shares had an acquisition date fair value of $400,000. The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS ACQUIRED:
CASH	$2,970
ACCOUNT RECEIVABLE	3,550
PROPERTY PLANT AND EQUIPMENT	43,360
INTANGIBLE ASSETS	67,428
GOODWILL	446,743
TOTAL ASSETS ACQUIRED	564,051

LESS LIABILITIES ASSUMED
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	(36,421)
NOTES PAYABLE	(27,630)
TOTAL LIABILITIES ASSUMED	(64,051)

LESS NONCONTROLLING INTEREST	(100,000)

NET ASSETS ACQUIRED FROM CR LABS ACQUISITION	$400,000

The following unaudited information is provided to present a summary of the combined results of the Company's operations with CR Labs, Inc. as if the acquisition had been completed as of the beginning of the reporting period. Adjustments were made to eliminate any inter-company transactions in the periods presented.

SIGNAL BAY, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Years ended September 30,
	2015	2014
	(Pro Forma)	(Pro Forma)
Revenues
Testing services	$97,887	$21,570
Consulting services	122,364	-
Total Revenue	220,251	21,570

Operating expenses
Selling, general and administrative expenses,	1,470,763	76,784
Depreciation and amortization	24,549	2,446
Total Operating Expense	1,495,312	79,230

Loss From Operations	(1,275,061)	(57,660)

Other expense
Interest expense	38,438	-
Loss on derivatives	120,460	-
Total other expense	158,898	-

Net Loss	$(1,433,959)	$(57,660)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Share Outstanding	331,669,771	290,144,844
Basic and Diluted

NOTE 4 – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has negative working capital, recurring losses, and does not have an established source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

In the coming year, the Company's foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with operations and business developments. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon internally generated funds such as shareholder loans and advances to finance its operations and growth. Management may raise additional capital by retaining net earnings or through future public or private offerings of the Company's stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company's failure to do so could have a material and adverse effect upon it and its shareholders.

NOTE 5 – RELATED PARTY TRANSACTIONS

On August 29, 2014, we issued 1,000,000 shares of common stock to our officers, directors and principal shareholders for $400 in cash from our officers, directors and principal shareholders which were exchanged for 254,188,067 shares of Common Stock and 5,000,000 shares of Series B Preferred Stock (see Note 6 for details).

Our executive, administrative and operating offices are located at 2996 Panorama Ridge Dr. Henderson, NV 89052. The office space is being provided by one of our Directors.

During the fiscal year ended September 30, 2015, the Company borrowed an additional $70,000 from Lori Glauser, our COO, for working capital. The total amount owed is $80,000 and $10,000 as of September 30, 2015 and 2014, respectively. The loan is at 0% interest and is to be repaid by September 30, 2016.

During the fiscal year ended, September 30, 2015, $64,300 was paid to Newport Commercials Advisors (NCA) for management consulting services, a company which is owned 100% by William Waldrop, our CEO. Under terms of the agreement, NCA will be paid $5,000 per month during the duration of the agreement.

During the fiscal year ended, September 30, 2015, the Company provided consulting to Libra Wellness Center, LLC, of which Lori J. Glauser, our COO, was the minority owner until it was acquired by Signal Bay, Inc. on June 22, 2015. During the fiscal year ended September 30, 2015, the Company provided management consulting services and invoiced Libra Wellness for the amount of $14,913. On June 15, 2015, the Company acquired furniture from Libra Wellness in exchange for the outstanding receivable of $10,413.

On June 22, 2015, the Company purchased a 4% ownership of Libra Wellness Center, LLC from Lori J Glauser, our COO for $40,000. The $40,000 is to be paid in one installment due no later than April 1, 2016. This transaction has been recorded as a cost basis investment since neither Signal Bay, William Waldrop or Lori Glauser has any additional ownership and do not have any control over Libra Wellness Center, LLC. Libra Wellness Center, LLC has subsequently obtained additional financing resulting in our ownership being diluted to 1.5%.

During the fiscal year ended, September 30, 2015, the Company repaid to Eric Ezrine, CR Labs, President, $1,076. The total amount owed to is $26,554 as of September 30, 2015.

On November 1, 2015, Signal Bay, Inc majority owned subsidiary CR Labs, Inc. executed a facility lease for a new building in Bend, OR to provide sufficient space for additional analytical equipment. This lease was guaranteed by the Signal Bay, Inc. to entice the landlord to enter the agreement.

NOTE 6 – REVERSE MERGER TRANSACTION

On August 29, 2014, the Company executed a reverse merger with Signal Bay Research, Inc. On August 29, 2014, the Company entered into an Agreement whereby the Company acquired 100% of Signal Bay Research, Inc, in exchange for 254,188,068 shares of Common Stock and 5,000,000 shares of Preferred Stock Series B of the Company. Signal Bay Research, Inc. was incorporated in the State of Nevada on August 27, 2014. Signal Bay Research was the surviving Company and became a wholly owned subsidiary of the Company. The Company previously had no operations or assets. A liability of $3,066 was assumed by the surviving Company as part of the reverse merger agreement and 35,956,777 shares were retained by the Company's selling shareholders. As of the closing date of the Share Exchange Agreement, the former shareholders of Signal Bay Research, Inc. held approximately 97.5% of the issued and outstanding common shares of the Company.

For accounting purposes, this transaction is being accounted for as a reverse merger and has been treated as a recapitalization of Signal Bay, Inc., with Signal Bay Research, Inc. is considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 254,188,068 shares of common stock and 5,000,000 shares of Preferred Stock Series B were issued to the shareholders of Signal Bay Research Inc., and its designees in conjunction with the share exchange transaction have been presented as outstanding for all periods. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented.

NOTE 7 – EQUITY TRANSACTIONS

Preferred Stock Designation

Series A Preferred Stock

The Company designated 1,850,000 shares of Series A Convertible Preferred Stock with a par value of $0.0001 per share. Dividends: Initially, there will be no dividends due or payable on the Series A Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation's Certificate of Incorporation. Any and all such future terms concerning dividends shall be reflected in an amendment to this Certificate, which the Board shall promptly file or cause to be filed.

All shares of the Series A Preferred Stock shall rank (i) senior to the Corporation's Common Stock and any other class or series of capital stock of the Corporation hereafter created, (ii) pari passu with any class or series of capital stock of the Corporation hereafter created and specifically ranking, by its terms, on par with the Series A Preferred Stock and (iii) junior to any class or series of capital stock of the Corporation hereafter created specifically ranking, by its terms, senior to the Series A Preferred Stock, in each case as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary.

The Series A Preferred shall have no liquidation preference over any other class of stock.

Except as otherwise required by law, holders of Series A Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock or any other class or series of preferred stock) for the taking of any corporate action.

Conversion at the Option of the Holder. From 12 months from the date of issuance, each holder of shares of Series A Preferred Stock may, at any time and from time to time, convert (an "Optional Conversion") each of its shares of Series A Preferred Stock into fully paid and nonassessable shares of Common Stock at a rate equal to 4.9% of the Common Stock.

AntiDilution. For a period of 18 months after the Preferred is convertible, the conversion price of the Series A Preferred will be subject to adjustment to prevent dilution in the event that the Company issues additional shares at a purchase price less than the applicable conversion price. The conversion price will be subject to adjustment on a weighted basis that takes into account issuances of additional shares. At the expiration of the antidilution period, the conversion rate in Section VI (A) above shall be equal to a conversion rate equal to 4.9% on the Common Stock. For example, if on the date of expiration of the antidilution clause there are 500,000,000 shares of Common Stock issued and outstanding then each Series A Preferred Stock shall convert at a rate of 13.24 common shares for each 1 Series Preferred Share.

The company has evaluated the Series A Preferred Stock in accordance with ASC 815 and has determined their conversion options were for equity and ASC 815 does not apply.

The company has evaluated the Series A Preferred Stock in accordance with FASB ASC Subtopic 47020, and has determined that there is no beneficial conversion feature that must be accounted.

Series B Convertible Preferred Stock

The Company designated 5,000,000 shares of Series B Convertible Preferred Stock with a par value of $0.0001 per share.

Initially, there will be no dividends due or payable on the Series B Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation's Certificate of Incorporation. Any and all such future terms concerning dividends shall be reflected in an amendment to this Certificate, which the Board shall promptly file or cause to be filed.

All shares of the Series B Preferred Stock shall rank (i) senior to the Corporation's Common Stock and any other class or series of capital stock of the Corporation hereafter created, (ii) pari passu with any class or series of capital stock of the Corporation hereafter created and specifically ranking, by its terms, on par with the Series B Preferred Stock and (iii) junior to any class or series of capital stock of the Corporation hereafter created specifically ranking, by its terms, senior to the Series B Preferred Stock, in each case as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary.

The Series B Preferred shall have no liquidation preference over any other class of stock.

Each holder of outstanding shares of Series B Preferred Stock shall be entitled to the number of votes equal to equal to one hundred (100) Common Shares. Except as provided by law, or by the provisions establishing any other series of Preferred Stock, holders of Series B Preferred Stock and of any other outstanding series of Preferred Stock shall vote together with the holders of Common Stock as a single class.

Each holder of shares of Series B Preferred Stock may, at any time and from time to time, convert (an "Optional Conversion") each of its shares of Series B Preferred Stock into a 100 of fully paid and nonassessable shares of Common Stock; provided, however, that any Optional Conversion must involve the issuance of at least 100 shares of Common Stock.

In the event of a reverse split the conversion ratio shall not be change. However, in the event a forward split shall occur then the conversion ratio shall be modified to be increased by the same ratio as the forward split.

The company has evaluated the Series B Preferred Stock in accordance with ASC 815 and has determined their conversion options were for equity and ASC 815 does not apply.

The company has evaluated the Series B Preferred Stock in accordance with FASB ASC Subtopic 47020, and has determined that there is no beneficial conversion feature that must be accounted.

Shares for Services

One August 29, 2014, the Company issued 1,840,000 shares of Series A Preferred Stock to a consultant for services provided to the Company. The shares were determined to have no value as a result of the consulting agreement being executed contemporaneously with the purchase of the majority stock from the consultant and the reverse merger.

Founders Shares

On August 29, 2014, the Company issued 1,000,000 to various related parties and investors as founders' shares in exchange for $400 cash which as part of the reverse merger (see note 6) were exchanged for 254,188,068 shares of Common Stock and 5,000,000 shares of Preferred Stock Series B of the Company.

Fiscal 2015 Shares Issued

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

On January 1, 2015, the Company approved the 2015 Equity Incentive Plan.

On January 1, 2015, we issued 12,000,000 shares to our CEO under the Company's Equity Incentive Plan. The Company expensed $276,000 related to this transaction.

On January 1, 2015, we issued 12,000,000 shares to our COO under the Company's Equity Incentive Plan. The Company expensed $276,000 related to this transaction.

On January 1, 2015, we issued 4,000,000 shares to Joshua Copeland under the Company's Equity Incentive Plan for 2015 which vested ratably throughout 2015. The Company recognizes compensation expense ratably over the vesting periods. During 2015, the Company recorded compensation expense related to this transaction of $90,500. As of September 30, 2015, 4,000,000 shares were fully vested.

On January 1, 2015, we issued 3,000,000 shares to VP Business Development under the Company's Equity Incentive Plan for 2015 which vested ratably throughout 2015. The Company recognizes compensation expense ratably over the vesting periods. During 2015, the Company recorded compensation expense related to this transaction of $67,875. As of September 30, 2015, 3,000,000 shares were fully vested.

On January 27, 2015, we issued 4,000,000 shares to Electrum Partners for advisory service under the Company's Equity Incentive Plan for 2015 which vested ratably throughout 2015. The Company recognizes compensation expense ratably over the vesting periods. During 2015, the Company recorded compensation expense related to this transaction of $49,775. As of September 30, 2015, 1,875,000 shares were fully vested.

On February 5, 2015, we issued 1,200,000 common shares in exchange for $15,000 cash.

On February 25, 2015, we issued 1,000,000 shares to a consultant for the purpose of writing the Medical Marijuana Desk Reference. under the Company's Equity Incentive Plan. The Company expensed $22,500 related to this transaction.

On February 26, 2015, we issued 400,000 common shares in exchange for $5,000 cash.

On February 27, 2015, we issued 160,000 common shares in exchange for $2,000 cash.

On March 1, 2015, we issued 450,000 shares to a consultant for the purpose of social media and marketing efforts under the Company's Equity Incentive Plan. The Company expensed $10,125 related to this transaction.

On March 1, 2015, we issued 1,250,000 shares to our sales consultant under the Company's Equity Incentive Plan for 2015 which vested ratably throughout 2015. The Company recognizes compensation expense ratably over the vesting periods. During 2015, the Company recorded compensation expense related to this transaction of $47,475. As of September 30, 2015, 1,250,000 shares were fully vested.

On March 5, 2015, we issued 2,500,000 common shares valued at $31,250 and $3,500 cash for the purchase of the domain Marijuanamath.com, website, all social media accounts. The Company recorded an asset acquisition of $34,750 related to this transaction.

On March 24, 2015, we issued 1,600,000 common shares in exchange for $20,000 cash.

On April 1, 2015, we issued 1,000,000 shares to Connie Richter for advisory service under the Company's Equity Incentive Plan for 2015 which vested ratably throughout 2015. The Company recognizes compensation expense ratably over the vesting periods. During 2015, the Company recorded compensation expense related to this transaction of $11,038. As of September 30, 2015, 406,250 shares were fully vested.

On April 18, 2015, we issued 21,000,000 shares to a non-affiliate consultant in accordance with the August 28, 2014 management consulting agreement.

On May 1, 2015, we rescinded 18,000,000 shares and reissued 9,000,000 shares to a non-affiliate consultant in accordance with the August 28, 2014 management consulting agreement for a total of 12,000,000 shares issued to the consultant to extinguish $40,000 of liability. The Company has expensed $110,000 in loss on extinguishment of liability associated with this transaction

On May 26, 2015, we issued 1,600,000 common shares in exchange for $20,000 cash.

On June 1, 2015, we issued 300,000 shares to a consultant for social media and marketing services under the Company's Equity Incentive Plan. The Company expensed $21,480 related to this transaction.

On June 17, 2015, we issued 500,000 shares to Casey Houlihan for advisory services under the Company's Equity Incentive Plan for 2015 which vested ratably throughout 2015. The Company recognizes compensation expense ratably over the vesting periods. During 2015, the Company recorded compensation expense related to this transaction of $2,401. As of September 30, 2015, 162,500 shares were fully vested.

On July 1, 2015, we issued 1,000,000 shares to Jim Fitzpatrick as an independent consultant for management consulting services under the Company's Equity Incentive Plan for 2015 which vested ratably throughout 2015. The Company recognizes compensation expense ratably over the vesting periods. During 2015, the Company recorded compensation expense related to this transaction of $11,660. As of September 30, 2015, 600,000 shares were fully vested.

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

On September 17, 2015, Signal Bay entered into a share exchange agreement with CR Labs, Inc., an Oregon Corporation, pursuant to which the Company issued 40,000,000 shares of the Company's common stock resulting in exchange for 80% of the outstanding common stock of CR Labs, Inc. This transaction was recorded at the fair value of the shares at $400,000. Refer to Note 3 Acquisitions for additional information.

On September 17, 2015, we issued 1,250,000 shares to Eric Ezrine for his role as President of CR Labs under the Company's Equity Incentive Plan for 2015 which vests 25% per year annually on the grant date. The Company recognizes compensation expense ratably over the vesting periods. During 2015, the Company recorded compensation expense related to this transaction of $0. As of September 30, 2015, 0 shares were fully vested.

On September 17, 2015, we issued 1,000,000 shares to Carlos Cummings for his role as Vice President of CR Labs under the Company's Equity Incentive Plan for 2015 which vests 25% per year annually on the grant date. The Company recognizes compensation expense ratably over the vesting periods. During 2015, the Company recorded compensation expense related to this transaction of $0. As of September 30, 2015, 0 shares were fully vested.

On September 30, 2015, we issued 2,000,000 shares to Eddie Abravanel for service rendered during the quarter ended September 30, 2015 which resulted in a quarterly expense of $31,000.

NOTE 8 – CONVERTIBLE DEBT

On July 23, 2015, Signal Bay, Inc. (the "Company") executed a convertible promissory note with a principal amount of $102,500 (the "Note") to St. George Investments, LLC. ("Lender"). The Note was funded on July 23, 2015 (Purchase Date). The Company may repay this note at any time. This note shall be deemed paid in full if Company pays to Lender (a) the sum of $91,250 (meaning Borrower would receive a $11,250 discount) on or before the date that is ninety (90) days from the Purchase Price Date, or (b) the sum of $97,500 (meaning Borrower would receive a $5,000 discount) on any date after the date that is ninety (90) days from the Purchase Price Date but on or before the date that is one hundred thirty-five (135) days from the Purchase Price Date (the "Prepayment Opportunity Date"). If Borrower does not repay the entire Outstanding Balance of this Note on or before the Prepayment Opportunity Date, it shall receive no prepayment discount and must pay the entire Outstanding Balance of this Note in full on or before the Maturity Date. Lender has the right at any time following an Event of Default, at its election, to convert (each instance of conversion is referred to herein as a "Conversion") all or any part of the Outstanding Balance into shares ("Conversion Shares") of fully paid and non-assessable common stock, $0.0001 par value per share ("Common Stock"), of Borrower as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the "Conversion Amount") divided by the Conversion Price. The conversion price (the "Conversion Price") for each Conversion (as defined below) shall be equal to the product of 70% (the "Conversion Factor") multiplied by the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding the applicable Conversion. Debt discount of $102,500 was recorded and during the year ended September 30, 2015, there was amortization of debt discount of $38,438. The unamortized debt discount at September 30, 2015 is $64,062.

The maturity date of this promissory note was January 23, 2016. This note has not been paid off nor has been converted and is currently in default.

NOTE 9 – DERIVATIVE LIABILITY

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

During the financial year ended September 30, 2015, the convertible promissory note in the amount of $102,500 became convertible into shares of the Company's common stock at issuance. The fair value of the conversion option of the unsecured convertible promissory note was determined to be $200,460 using a Black-Scholes option-pricing model as of September 30, 2015. The Company recognized a total $120,460 as a loss on derivative related to this convertible note. The Company calculated the liability on issuance and as of September 30, 2015.

The fair value of the derivative was determined using a Black-Scholes option-pricing model with the following assumptions:

7/23/15
Assumptions	Convertible Debt
Dividend yield	0.00%
Market price	$0.0085
Risk-free rate for term	0.33%
Volatility	396.13%
Remaining life	0.50

9/30/15
Assumptions	Convertible Debt
Dividend yield	0.00%
Market price	$0.0155
Risk-free rate for term	0.25%
Volatility	327.62%
Remaining life	0.32

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2015:

Derivative liabilities September 30, 2014	$-
Day one loss due to derivatives on convertible debt	46,987
Debt discount	80,000
Change in fair value of the derivative	73,473
Balance at September 30, 2015	$200,460

The overall debt discount on the convertible debenture of $102,500 included $80,000 related to the day one fair value of the derivative liability.

The following table summarizes the loss on derivative liability included in the income statement for the financial year ended September 30, 2015 and 2014, respectively.

	September 30,
	2015	2014

Day one loss due to derivatives on convertible debt	$46,987	-
Change in fair value of the derivative	73,473	-
Derivative expense	$120,460	-

NOTE 10 – TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended September 2015 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
-

Changes in the net deferred tax assets consist of the following:

	September 30, 2014	September 30, 2015

Net operating loss carry forward	53,623	$1,453,352

A reconciliation of income taxes computed at the statutory rate is as follows:

	September 30, 2014	September 30, 2015

Total deferred tax assets at statutory tax rate of 35%	$18,768	$508,673
Increase in valuation allowance	(18,768)	(508,673)
Net deferred tax asset	$-	$-

NOTE 11 – INDUSTRY SEGMENTS

This summary reflects the Company's current segments, as described below.

Signal Bay Consulting (SBC)

SBC provides advisory, licensing and compliance services to the cannabis industry. SBC clients are located in states that have state managed medical and/or recreational programs. SBC assists these companies with license applications, business planning, state compliance and ongoing operational support. At the current time all of Signal Bay corporate resources are used to support SBC.

CR Labs, Inc (CRLB)

CR Labs, Inc. provides analytical testing services to the cannabis industry. CRLB clients are located in Oregon and consist of growers, processors and dispensaries. Operating under the rules of the Oregon Health Authority, CRLB certifies products have been tested and are free from pesticides and other containments before resale to patients and consumer in the State of Oregon.

	SBC	CRLB	Total Consolidated
Year Ended September 30, 2015
Revenue	$122,364	$2,835	$125,199
Segment loss from operations	(1,441,819)	(14,416)	(1,456,235)
Total assets	678,234	50,489	728,723
Capital expenditures	5,694	-	5,694
Depreciation	16,601	409	17,010

	SBC	CRLB	Total Consolidated
From inception to September 30, 2014
Revenue	$-	$-	$-
Segment loss from operations	(53,623)	-	(53,623)
Total assets	-	-	-
Capital expenditures	-	-	-
Depreciation	-	-	-

NOTE 12 – MAJOR CUSTOMERS

The Company had sales of $125,199 and $0 for the year ended September 30, 2015 and the period from inception to September 30, 2014, respectively. The Company had two customers that represented 93% of sales for year ended September 30, 2015. The Company did not have any customer that represented 10% of sales in the period from inception to September 30, 2014.

NOTE 13 – SUBSEQUENT EVENTS

On October 1, 2015, we issued 393,750 shares that vested to members of our advisory committee under the Company's Equity Incentive Plan.

On October 13, 2015, we granted 1,000,000 shares to Anthony Smith for advisory services under the Company's Equity Incentive Plan for 2015. As of the date of this report, 212,500 vested shares have been issued.

On November 1, 2015, we issued 393,750 shares that vested to members of our advisory committee under the Company's Equity Incentive Plan.

On December 1, 2015, we issued 193,750 shares that vested to members of our advisory committee under the Company's Equity Incentive Plan.

On December 31, 2015, we issued 4,000,000 shares for consulting services.

On January 1, 2016, we granted 3,000,000 to Andrew Hunzicker for consulting services under the Company's Equity Incentive Plan for 2015. As of the date of this report, 2,000,000 vested shares have been issued.

On January 1, 2016, we issued 193,750 shares that vested to members of our advisory committee under the Company's Equity Incentive Plan.

On February 1, 2016, we issued 193,750 shares that vested to members of our advisory committee under the Company's Equity Incentive Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have not had any disagreements with our auditors on any matters of accounting principles, practices, or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to Rule 308(b) of Regulation S-K, which permits the Company to provide only management's report in this Annual Report.

Management's Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of September 30, 2015:

Independent Directors: The Company intends to obtain at least 2 independent directors at its 2015 annual shareholder meeting. The cost associated to the addition in minimal and not deemed material.

No Segregation of Duties: Ineffective controls over financial reporting: The Company intends to hire additional staff members, either as employees or consultants, prior to March 31, 2016. These additional staff members will be responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities. The costs associated with the hiring the additional staff members will increase the Company's Sales, General and Administration (SG&A) Expense. It is anticipated the cost of the new staff members will be approximately $60,000 per year. As of September 30, 2015, we have no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

No audit committee: After the election of the independent directors at the 2016 annual shareholder meeting, the Company expects that an Audit Committee will be established. The cost associated to the addition an audit committee are minimal and not deemed material.

Written Policies & Procedures: We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

Management's Remediation Initiatives

As our resources allow, we will add financial personnel to our management team. We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. We will also create an audit committee made up of our independent directors.

As of September 30, 2015, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year. The Company's management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

(b) Changes in Internal Control Over Financial Reporting

We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Position
William Waldrop	47	CEO and Director
Lori Glauser	46	COO, President, and Director

William H. Waldrop – Chairman of the Board and Chief Executive Officer

Mr. Waldrop is our CEO and member of the Board of Directors. Mr. Waldrop has over 20 years' experience in corporate formation, operations, financing and leadership. Ms. Glauser formed Signal Bay in August, 2014 as an industry advisory firm. In 2010, Mr. Waldrop founded Newport Commercial Advisors, which assists start-up and high-growth companies in developing and executing their business strategies. From 2006 – 2009, Mr. Waldrop was the Co-Founder and President of CMP Capital, a national commercial finance company. CMP Capital provided finance solutions for the transportation and construction industries. From 2004 – 2005, Mr. Waldrop was the President and Chief Operating Officer of College Partnership. College Partnership was publicly traded company that assists high school students with their college selection and financial aid. From 2002 – 2005, Mr. Waldrop was the CEO and President of Vision Direct Marketing, a full-service marketing company. Vision Direct Marketing was acquired by College Partnership. From 2000 – 2002, Mr. Waldrop was Vice President of Operations at Leading Edge Broadband, a start-up international telecommunications company, he designed and operated network managing call traffic between the United States and the Philippines for International Call Centers. From 1992 – 2000, Mr. Waldrop was a Senior Manager at AirTouch Cellular, now Verizon Wireless, he managed a 44-Store, $100 million annual revenue distribution channel. Mr. Waldrop received a B.S. from California State University of Long Beach, 1991 and an MBA in Finance and Entrepreneurship from the University of Southern California, 1997.

Lori Glauser – COO, President and Director

Ms. Glauser is our COO, President and member of the Board of Directors. Ms. Glauser formed Signal Bay in August, 2014 as an industry advisory firm. Ms. Glauser has over 20 years' experience in engineering, consulting, and startups, and has expertise in business planning, business process design, financial forecasting, risk, customer experience, supply chain management, energy management, and utility rates design. She has experience with regulatory and policy issues, and has supported development of witness testimony documents. From 2011 – 2014, Ms. Glauser worked as a Senior Manager at Ernst & Young where led programs related to energy management, smart grid programs, and energy theft and security issues for electric utilities. From 2010 – 2012, Ms. Glauser was a managing consultant at IBM where she primarily led the development of business processes for NV Energy's smart thermostat program. From 2006 – 2010, she worked at Itron Inc. as product manager for smart grid software systems. In 2008, Lori was a finalist in the California Clean Tech Open competition for Tangerine Network Devices, a smart energy and water management platform for commercial businesses. From 2004 – 2006 as Associate Director at SNL Financial, she had a key role in developing s business intelligence platform for energy companies which provided financial and operating data, as well as original news and research to the investment community. From 1997 – 2004, Lori worked with emerging companies including Resource Data International, where Ms. Glauser provided advisory services to the energy industry, worked closely with the PowerDAT and CoalDAT business intelligence platforms, and contributed to syndicated studies including Power Outlook and Energy, Economics, and the Environment. She also formed Signal Bay, LLC to provide independent consulting services in the area of sustainability. From 1991 – 1997, Ms. Glauser performed design and field engineering work at nuclear power plants, and worked as a management consultant to the utility industry. Lori has a BS in mechanical engineering from the University of New Hampshire, 1991, and an MBA from University of Alabama, 1995. Lori was also adjunct instructor of Project Management at the Metropolitan State College of Denver.

Code of Ethics

We have adopted a Code of Ethics which is designed to ensure that our directors and officers meet the highest standards of ethical conduct. The Code of Ethics requires that our directors and officers comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. A copy of the Company's code of ethics has been attached to this prospectus as Exhibit 14.

Committees of the Board of Directors

The Company does not presently have a separately designated audit committee, compensation committee, nominating committee, executive committee or any other committees of its Board of Directors. As such, the sole director acts in those capacities. The Company believes that committees of the Board are not necessary at this time given that the Company is in its exploration stage. However, the sole director will continue to study this matter, and the Company plans to add Board members and/or committees of the Board as its business develops.

Audit Committee Financial Expert

Mr. Waldrop or Ms. Glauser does not qualify as an "audit committee financial expert." The Company believes that the cost related to retaining such a financial expert at this time is prohibitive, given its current operating and financial condition. Further, because the Company is in the development stage of its business operations, it believes the services of an audit committee financial expert are not warranted at this time.

ITEM 11. EXECUTIVE COMPENSATION

The Companies' officers and director have received the annual salary listed below for the services rendered on behalf of the Company:

				Stock	All other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	TOTAL

William Waldrop, CEO, Director (1)(2)	2015	$1	-	$276,000	$64,300	$340,301
	2014	$1	-			$1
Lori Glauser, President, COO, Director (2)	2015	$1	-	$276,000		$276,001
	2014	$1	-	-	-	$1

(1)	Mr. Waldrop's company Newport Commercial Advisors received compensation for his management services.

(2)	Commencing in Fiscal Year 2016, it is projected that the CEO and COO will begin to earn a base salary upon receipt of funding or significant company revenues.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this filing, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of our common stock, except to the extent authority is shared by spouses under community property laws. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of the Company, 9484 S. Eastern Ave #141, Las Vegas, NV 89123.

	Common Stock Shares Beneficially	Percentage	Series B Preferred Stock Shares Beneficially	Percentage	Total Voting
Name and Address	Owned	Class	Owned	Class	Power
William Waldrop	139,500,000	34.5%	2,500,000	50%	43.1%
Lori Glauser	139,500,000	34.5%	2,500,000	50%	43.1%
Eric Ezrine	20,400,000	5.1%	0	0%	2.3%

All officers and directors as a group (2 persons)	86.20%

All officers, directors and 5% holders as a group (3 persons)	88.50%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

(2)	Figures may not add up due to rounding of percentages.

(a)	The Series B Preferred converts into Common Stock at a ratio of 1:100.

(b)	The Series B Preferred Stock has voting rights equal to 100 votes for each 1 share of owned.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal years ended September 30, 2015 and 2014:

	Fiscal Year 2015	Fiscal Year 2014

Audit Fees	$16,000	$3,500

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description
3.1	Restated Articles of Incorporation
3.2	By-laws
14.1	Code of Ethics
31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 2, 2016.

SIGNAL BAY, INC.

By:	/s/ William Waldrop
William Waldrop
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on February 2, 2016.

By:	/s/ William Waldrop
William Waldrop
Director & Principal Executive Officer, Principal Financial Officer

By:	/s/ Lori Glauser
Lori Glauser
Director

