Form 10-Q
period 2015-12-31
SIGNAL BAY, INC.
filed 2016-02-29
CIK 715788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of February 21, 2016
Common stock, par value $0.0001 per share	406,229,845
Class A Preferred Stock, par value $0.0001 per share	1,840,000
Class B Preferred Stock, par value $0.0001 per share	5,000,000

SIGNAL BAY, INC.

FORM 10-Q

December 31, 2015

PART I -- FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS

Signal Bay, Inc.

Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2015	2015
ASSETS
Current Assets

Cash and Cash Equivalents	$11,774	$25,966
Accounts Receivable	6,741	11,546
Prepaid Expense	-	5,000
Total current assets	18,515	42,512
Property, Plant and Equipment
Property, Plant and Equipment	167,472	159,034
Accumulated Depreciation and Ammortization	(35,559)	(26,994)
Property, Plant and Equipment, net	131,913	132,040
Other Assets
Cost Basis Investment	40,000	40,000
Security Deposit	6,476	-
Intangible Assets (net of amortization of $3,371 and $nil)	64,057	67,428
Goodwill	446,743	446,743
Total Other Assets	557,276	554,171

TOTAL ASSETS	$707,704	$728,723

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	$72,212	$46,324
Accounts Payable - Related Party	4,560	-
Accrued Liabilities	19,225	11,659
Current Portion - Notes Payable - Related Party	133,595	133,507
Convertible Loan (net of unamortized discount of $12,812 and $64,062)	89,688	38,438
Derivative Liability	114,047	200,460
Total Current Liabilities	433,327	430,388
Notes Payable - Related Party, less Current Portion	9,695	13,047
Total Liabilities	443,022	443,435

Stockholders' Equity
Class A Preferrred Stock, Par Value $.0001, 1,850,000 authorized, 1,840,000 issued and outstanding	$184	$184
Class B Preferrred Stock, Par Value $.0001, 5,000,000 authorized, 5,000,000 issued and outstanding	500	500
Common Stock, Par Value $.0001, 750,000,000 authorized, 403,767,345 and 398,645,595 issued and outstanding, respectively	40,377	39,865
Additional Paid In Capital	1,703,083	1,654,597
Accumulated Deficit	(1,571,858)	(1,506,975)
Total Stockholders' Equity	172,286	188,171
Non-controlling Interests	92,396	97,117
Total Equity	264,682	285,288
Total Liabilities and Stockholders' Equity	$707,704	$728,723

The accompanying notes are an integral part of these unaudited financial statements

Signal Bay, Inc.
Consolidated Statements of Operations

(Unaudited)

	Three months ended
	December 31,
	2015	2014

Revenues
Testing Services	$39,638	$-
Consulting Services	131,086	4,813
Total Revenue	170,724	4,813

Operating Expenses
Selling, general and administrative expenses	262,239	30,188
Depreciation and Amortization	12,030	-
Total Operating Expense	274,269	30,188

Loss from Operations	(103,545)	(25,375)

Other expense
Interest expense	51,753	-
Loss on disposal of assets	719	-
Gain on derivatives	(86,413)	-
Total other expense	(33,941)	-

Net Loss	$(69,604)	$(25,375)

Less: Loss attributable to non-controlling interests	(4,721)	-

Net Loss attributable to Signal Bay, Inc.	$(64,883)	$(25,375)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Share Outstanding Basic and Diluted	399,435,484	291,660,244

The accompanying notes are an integral part of these unaudited financial statements

Signal Bay, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended
	December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(69,604)	$(25,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of asset	719	-
Stock based compensation	48,999	-
Gain on derivative liability	(86,413)	-
Depreciation and amortization expense	12,030	-
Amortization of debt discount	51,250	-

Changes in:
Accounts receivable	4,805	(4,813)
Prepaid expenses	5,000	-
Accounts payable	25,888	(2,252)
Accounts payable - related party	4,560	-
Accrued liabilities	(11,409)	-
Security Deposits	(6,476)
Customer deposits	18,975	-

Net cash provided by operating activities	(1,676)	(32,440)

Cash flows from investing activities
Hardware and Equipment Purchased	$(5,332)	$(2,194)
Leasehold Improvements	(3,921)	-
Net cash provided by investing activities	(9,253)	(2,194)

Cash flows from financing activities
Proceeds from issuance of common stock	$-	$17,500
Payments on notes payable - related party	(3,263)	-
Proceeds from related party advances	-	20,000

Net cash provided by financing activities	(3,263)	37,500

Net cash increase for period	(14,192)	2,866
Cash balance, beginning of period	25,966	-

Cash balance, end of period	$11,774	$2,866

Cash paid for:
Interest	$91	$-
Accrued income taxes	$-	$-

Noncash investing and financing activities:
Software purchased with common stock	$-	$58,333

The accompanying notes are an integral part of these unaudited financial statements

SIGNAL BAY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Unaudited)

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

The Company is currently seeking acquisition opportunities. In conjunction with this merger and acquisition activity, we have retained the services of Andrew Hunzicker. In the event Mr. Hunzicker is successful with assisting the Company in successful closure of an acquisition, the company may have to pay Mr. Hunzicker a total of 3,000,000 shares of Common Stock.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

The Company consolidates its subsidiaries in accordance with ASC 810, and specifically ASC 810-10-15-8 which states, "the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation."

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

The following table sets forth by level with the fair value hierarchy the Company's financial assets and liabilities measured at fair value on December 31, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$114,047	$114,047

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

ASSETS ACQUIRED:
CASH	$2,970
ACCOUNT RECEIVABLE	3,550
PROPERTY PLANT AND EQUIPMENT	43,360
INTANGIBLE ASSETS	67,428
GOODWILL	446,743
TOTAL ASSETS ACQUIRED	564,051

LESS LIABILITIES ASSUMED
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	(36,421)
NOTES PAYABLE	(27,630)
TOTAL LIABILITIES ASSUMED	(64,051)

LESS NON-CONTROLLING INTEREST	(100,000)

NET ASSETS ACQUIRED FROM CR LABS ACQUISITION	$400,000

The following unaudited information is provided to present a summary of the combined results of the Company's operations with CR Labs, Inc. as if the acquisition had been completed as of the beginning of the reporting period. Adjustments were made to eliminate any inter-company transactions in the periods presented.

SIGNAL BAY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended
December, 31, 2014
(Pro Forma)

Revenues
Testing Services	$25,190
Consulting Services	4,813
Total Revenue	30,003

Operating Expenses
SG&A	44,223
Depreciation and Amortization	0
Total Operating Expense	44,223

(Loss) From Operations	(14,220)

Other expense
Interest expense	0
Loss on disposal of assets	0
Gain on derivatives	0
Total other expense	0

Net Income (Loss)	$(14,220)

Basic and Diluted Net Loss Per Share	$(0.00)

Weighted Average Share Outstanding Basic and Diluted	291,660,244

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

Note 5 – Related Party Transactions

During the three months ended December 31, 2015, the Company borrowed $0 from Lori Glauser, our COO, for working capital. The total amount owed is $80,000 as of December 31, 2015 and September 30, 2015. The loan is at 0% interest and is to be repaid by September 30, 2016.

During the three months ended, December 31, 2015, $21,400 was paid to Newport Commercials Advisors (NCA) for management consulting services, a company which is owned 100% by William Waldrop, our CEO.

On June 22, 2015, the Company purchased a 4% ownership of Libra Wellness Center, LLC from Lori J Glauser, our COO for $40,000. The $40,000 is to be paid in one installment due no later than April 1, 2016. The total amount owed is $40,000 as of December 31, 2015 and September 30, 2015.This transaction has been recorded as a cost basis investment since neither Signal Bay, William Waldrop or Lori Glauser has any additional ownership and do not have any control over Libra Wellness Center, LLC. Libra Wellness Center, LLC has subsequently obtained additional financing resulting in our ownership being diluted to 1.5%.

During the three months ended December 31, 2015, the Company repaid to Eric Ezrine, CR Labs, President, $3,264. The total amount owed is $23,290 and $26,554 as of December 31, 2015 and September 30, 2015, respectively.

As of December 31, 2015, the company owes Eric Ezrine, CR Labs President $2,305.

As of December 31, 2015, the company owes Carlos Cummings, CR Labs Vice President $2,255.

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

Note 6 – Equity Transactions

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

On January 27, 2015, we issued 4,000,000 shares to Electrum Partners for advisory service under the Company's Equity Incentive Plan for 2015 which vested ratably throughout 2016. The Company recognizes compensation expense ratably over the vesting periods. For the three months ended December 31, 2015 and 2014, the Company recorded compensation expense related to this transaction of $3,163 and $0, respectively. As of December 31, 2015, 2,250,000 shares were fully vested.

On April 1, 2015, we issued 1,000,000 shares to Connie Richter for advisory service under the Company's Equity Incentive Plan for 2015 which vested ratably throughout 2016. The Company recognizes compensation expense ratably over the vesting periods. For the three months ended December 31, 2015 and 2014, the Company recorded compensation expense related to this transaction of $791 and $0, respectively. As of December 31, 2015, 500,000 shares were fully vested.

On June 17, 2015, we issued 500,000 shares to Casey Houlihan for advisory services under the Company's Equity Incentive Plan for 2015 which vested ratably throughout 2016. The Company recognizes compensation expense ratably over the vesting periods. For the three months ended December 31, 2015 and 2014, the Company recorded compensation expense related to this transaction of $949 and $0, respectively. As of December 31, 2015, 275,500 shares were fully vested.

On July 1, 2015, we issued 1,000,000 shares to Jim Fitzpatrick as an independent consultant for management consulting services under the Company's Equity Incentive Plan for 2015 which vested ratably throughout 2016. The Company recognizes compensation expense ratably over the vesting periods. For the three months ended December 31, 2015 and 2014, the Company recorded compensation expense related to this transaction of $2,360 and $0, respectively. As of December 31, 2015, 1,000,000 shares were fully vested.

On September 17, 2015, we issued 1,250,000 shares to Eric Ezrine for his role as President of CR Labs under the Company's Equity Incentive Plan for 2015 which vests 25% per year annually on the grant date. The Company recognizes compensation expense ratably over the vesting periods. For the three months ended December 31, 2015 and 2014, the Company recorded compensation expense related to this transaction of $0 and $0, respectively. As of December 31, 2015, 0 shares were fully vested.

On September 17, 2015, we issued 1,000,000 shares to Carlos Cummings for his role as Vice President of CR Labs under the Company's Equity Incentive Plan for 2015 which vests 25% per year annually on the grant date. The Company recognizes compensation expense ratably over the vesting periods. For the three months ended December 31, 2015 and 2014, the Company recorded compensation expense related to this transaction of $0 and $0, respectively. As of December 31, 2015, 0 shares were fully vested.

On October 13, 2015, we issued 1,000,000 shares to Anthony Smith for advisory services under the Company's Equity Incentive Plan for 2015. These shares will vest ratably over 24 months. The Company recognizes compensation expense ratably over the vesting periods. For the three months ended December 31, 2015 and 2014, the Company recorded compensation expense related to this transaction of $1,736 and $0, respectively. As of December 31, 2015, 137,500 shares were fully vested.

Note 7– Convertible Debt

On July 23, 2015, Signal Bay, Inc. (the "Company") executed a convertible promissory note with a principal amount of $102,500 (the "Note") to St. George Investments, LLC. ("Lender"). The Note was funded on July 23, 2015 (Purchase Date). The Company may repay this note at any time. This note shall be deemed paid in full if Company pays to Lender (a) the sum of $91,250 (meaning Borrower would receive a $11,250 discount) on or before the date that is ninety (90) days from the Purchase Price Date, or (b) the sum of $97,500 (meaning Borrower would receive a $5,000 discount) on any date after the date that is ninety (90) days from the Purchase Price Date but on or before the date that is one hundred thirty-five (135) days from the Purchase Price Date (the "Prepayment Opportunity Date"). If Borrower does not repay the entire Outstanding Balance of this Note on or before the Prepayment Opportunity Date, it shall receive no prepayment discount and must pay the entire Outstanding Balance of this Note in full on or before the Maturity Date. Lender has the right at any time following an Event of Default, at its election, to convert (each instance of conversion is referred to herein as a "Conversion") all or any part of the Outstanding Balance into shares ("Conversion Shares") of fully paid and non-assessable common stock, $0.0001 par value per share ("Common Stock"), of Borrower as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the "Conversion Amount") divided by the Conversion Price. The conversion price (the "Conversion Price") for each Conversion (as defined below) shall be equal to the product of 70% (the "Conversion Factor") multiplied by the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding the applicable Conversion. Debt discount of $102,500 was recorded and during the three months ended December 31, 2015, there was amortization of debt discount of $89,688. The unamortized debt discount at December 31, 2015 is $12,812.

The maturity date of this promissory note was January 23, 2016. This note has not been paid off nor has been converted and is currently in default.

Note 8 – Derivative Liability

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

During the fiscal year ended September 30, 2015, the convertible promissory note in the amount of $102,500 became convertible into shares of the Company's common stock at issuance. The fair value of the conversion option of the unsecured convertible promissory note was determined to be $114,047 using a Black-Scholes option-pricing model as of December 31, 2015. The Company recognized a gain of total $86,413 on the fair value of the derivative related to this convertible note. The Company calculated the liability on issuance and as of December 31 2015.

The fair value of the derivative was determined using a Black-Scholes option-pricing model with the following assumptions:

9/30/15
Assumptions	Convertible Debt
Dividend yield	0.00%
Market price	$0.0155
Risk-free rate for term	0.25%
Volatility	327.62%
Remaining life	0.32

12/31/15
Assumptions	Convertible Debt
Dividend yield	0.00%
Market price	$0.01
Risk-free rate for term	0.21%
Volatility	266.24%
Remaining life	0.562

The following table summarizes the derivative liabilities included in the balance sheet at December 31, 2015:

Derivative liabilities September 30, 2015	$200,460
Day one loss due to derivatives on convertible debt	-
Debt discount	-
Change in fair value of the derivative	(86,413)
Balance at December 31, 2015	$114,047

The overall debt discount on the convertible debenture of $102,500 included $80,000 related to the day one fair value of the derivative liability.

The following table summarizes the loss on derivative liability included in the income statement for the financial periods ended December 31, 2015 and 2014, respectively.

	Three months ended December 31,
	2015	2014

Day one loss due to derivatives on convertible debt	$-	-
Change in fair value of the derivative	(86,413)	-
Derivative expense	$(86,413)	-

Note 9 – Industry Segments

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

Three Months Ended December 31, 2015	SBC	CRLB	Total Consolidated
Revenue	$131,086	$39,638	$170,724
Segment loss from operations	(81,070)	(22,475)	(103,545)
Total assets	648,206	59,498	707,704
Capital expenditures	-	9,253	9,253
Depreciation and amortization	9,293	2,737	12,030

Three Months Ended December 31, 2014	SBC	CRLB	Total Consolidated
Revenue	$4,813	$-	$4,813
Segment loss from operations	(25,376)	-	(25,376)
Total assets	68,206	-	68,206
Capital expenditures	2,194	-	2,194
Depreciation	-	-	-

Note 10 – Subsequent Events

On January 1, 2016, we issued 3,000,000 to Andrew Hunzicker for consulting services under the Company's Equity Incentive Plan for 2015. These shares will vest ratably over 3 months. As of the date of this report, 2,000,000 shares have been issued and were fully vested.

On January 1, 2016, we issued 231,250 shares that vested to members of our advisory committee under the Company's Equity Incentive Plan.

On February 1, 2016, we issued 231,250 shares that vested to members of our advisory committee under the Company's Equity Incentive Plan.

On February 19, 2016, the Company closed a Securities Purchase Agreement with Adar Bays, LLC ("Adar Bays") providing for the purchase of two Convertible Redeemable Notes (the "AB Notes") in the aggregate principal amount of $50,000. The front-end AB Note was funded on February 25, 2016 with the Company receiving $23,000 of net proceeds after $2,000 in legal fees. The back-end AB Note will be funded upon payment of the first. The AB Note matures on February 19, 2017, accrues interest at 8% per annum and is convertible into shares of common stock any time 180 days after beginning on June October 19, 2016 at a conversion price equal to 50% of the lowest trading price as quoted on a national exchange for the twenty prior trading days including the date on which the Notice of Conversion is received by the Company. In no event shall Adar Bays effect a conversion if such conversion results in Adar Bays beneficially owning in excess of 9.9% of the outstanding common stock of the Company. Accrued interest shall be paid in shares of common stock at any time at the discretion of Adar Bays pursuant to the conversion terms above. The AB Note may be prepaid with the following penalties: (i) if the AB Note is prepaid within 90 days of the issuance date, then 130% of the face amount plus any accrued interest; (ii) if the AB Note is prepaid within 180 days of the issuance date, then 150% of the face amount plus any accrued interest. The AB Note may not be prepaid after the 180th day. The AB Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rate under the AB Note in the event of such defaults.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Three months ended December 31, 2015 compared to three months ended December 31, 2014:

SIGNAL BAY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	December 31,
	2015	2014

Revenues
Testing Services	$39,638	$-
Consulting Services	131,086	4,813
Total Revenue	170,724	4,813

Operating Expenses
Selling, general and administrative expenses	262,239	30,188
Depreciation and Amortization	12,030	-
Total Operating Expense	274,269	30,188

Loss from Operations	(103,545)	(25,375)

Other expense
Interest expense	51,753	-
Loss on disposal of assets	719	-
Gain on derivatives	(86,413)	-
Total other expense	(33,941)	-

Net Loss	$(69,604)	$(25,375)

Less: Loss attributable to non-controlling interests	(4,721)	-

Net Loss attributable to Signal Bay, Inc.	$(64,883)	$(25,375)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Share Outstanding Basic and Diluted	399,435,484	291,660,244

Revenue

The Company generated $170,724 in revenue for the three months ended December 31, 2015 as compared to $4,813 for the three months ended December 31, 2014. A majority of the increase, $126,273, was a direct result of the consulting services provided to clients assisting with licensing and compliance services. $39,638 was attributed to the acquisition of CR Labs.

Operating Expenses

Operating expenses increased for the three months ended December 31, 2015 as compared to the same period in 2014. During the period ended

December 31, 2015, the company realized increased operating expenses associated with providing the consulting services and the expansion of the laboratory testing services and relocation.

During the period ended December 31, 2015, we incurred general and administrative expenses of $262,239 compared to $30,188 incurred during the period ended December 31, 2014. The increase was primarily the result of increased professional fees associated the consulting services.

Net Profit (Loss)

Liquidity and Capital Resources

	December 31,	September 30,
Balance Sheet Date	2015	2015	Change

Cash	$11,774	$25,966	$(14,192)
Total Assets	$707,704	$728,723	$(21,019)
Total Liabilities	$443,022	$443,435	$(413)
Stockholders' Equity (Deficit)	$172,286	$188,171	$(15,885)

	December 31,	September 30,
	2015	2015	Change
Current Assets	$18,515	$42,512	$(23,997)
Current Liabilities	$433,327	$430,388	$2,939
Working Capital Deficiency	$(414,812)	$(387,876)	$(26,936)

As of December 31, 2015 the Company had $11,774 in cash, and $131,913 in equipment net of depreciation and a total of $707,704 in assets. In management's opinion, the Company's cash position is insufficient to maintain its operations at the current level for the next 12 months. Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities. As of the date of this report, additional funding has been secured, however, we will require additional funding and no assurance may be given that we will be able to raise additional funds.

As of December 31, 2015, our total liabilities were $443,022 which primarily consisted of $114,047 in a derivative liability and $143,290 due to two shareholders, as compared to September 30, 2015, with total liabilities of $443,435, which primarily consisted of $200,460 in a derivative liability and $146,554 due to two shareholders.

Dividends

During three months ended December 31, 2015, the Company declared $0 in dividends.

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

While our significant accounting policies are more fully described in notes to our consolidated financial statements appearing elsewhere in this Form 10-Q, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we used in the preparation of our financial statements

Revenue Recognition:

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

Accounting and Audit Plan

In the next twelve months, we anticipate spending approximately $35,000 - $40,000 to pay for our accounting and audit requirements.

Off-balance sheet arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Our Website.

Our website can be found at www.signalbay.com.

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

As of December 31, 2015, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified in September 2015. The Company's management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

This 10-Q does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to Rule 308(b) of Regulation S-K.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2015:

Independent Directors: The Company intends to obtain at least 2 independent directors at its 2016 annual shareholder meeting. The cost associated to the addition is minimal and not deemed material.

No Segregation of Duties: Ineffective controls over financial reporting: The company intends to hire additional staff members, either as employees or consultants, prior to December 31, 2015. These additional staff members will be responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities. The costs associated with the hiring the additional staff members will increase the Company's Sales, General and Administration (SG&A) Expense. It is anticipated the cost of the new staff members will be approximately $60,000 per year.

No audit committee: After the election of the independent directors at the 2016 annual shareholder meeting, the Company expects that an Audit Committee will be established. The cost associated to the addition an audit committee are minimal and not deemed material.

Resources: As of December 31, 2015, we have no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

As of December 31, 2015, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year ending September 30, 2015. The Company's management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended December 31, 2015, which was not previously disclosed in our filings during that period.

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

SIGNAL BAY, INC.

Date: February 29, 2016	By:	/s/ William Waldrop
William Waldrop
Chief Executive and Financial Officer

Date: February 29, 2016	By:	/s/ Lori Glauser
Lori Glauser
Director, Chief Operating Officer

