Form 10-Q
period 2016-03-31
SIGNAL BAY, INC.
filed 2016-06-03
CIK 715788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission File Number: 000-12350

SIGNAL BAY, INC.
(Exact name of registrant as specified in its charter)

Colorado	47-1890509
(State of Incorporation)	(I.R.S. Employer Identification No.)

62930 O. B. Riley Rd, Suite 300, Bend, OR	97703
(Address of principal executive offices)	(Zip Code)

(541) 633-4568

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of June 1, 2016
Common stock, par value $0.0001 per share	527,400,608
Class A Preferred Stock, par value $0.0001 per share	1,840,000
Class B Preferred Stock, par value $0.0001 per share	5,000,000

SIGNAL BAY, INC.

FORM 10-Q

March 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Signal Bay, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
	2016	2015
ASSETS
Current Assets
Cash and Cash Equivalents	$31,083	$25,966
Accounts Receivable	8,214	11,546
Prepaid Expense	2,068	5,000
Total current assets	41,365	42,512
Property, Plant and Equipment
Property, Plant and Equipment	169,902	159,034
Accumulated Depreciation and Ammortization	(44,318)	(26,994)
Property, Plant and Equipment, net	125,584	132,040
Other Assets
Cost Basis Investment	40,000	40,000
Security Deposit	6,476	-
Intangible Assets (net of amortization of $6,743 and $nil)	60,685	67,428
Goodwill	446,743	446,743
Total Other Assets	553,904	554,171

TOTAL ASSETS	$720,853	$728,723

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts Payable	$104,466	$46,324
Accounts Payable - Related Party	12,000	-
Accrued Liabilities	18,995	11,659
Current Portion - Notes Payable - Related Party	139,096	133,507
Convertible Loan (net of unamortized discount of $46,446 and $64,062)	143,644	38,438
Interest Expense Payable	4,786	-
Loan Payable	28,058	-
Derivative Liability	264,997	200,460
Total Current Liabilities	716,042	430,388
Notes Payable - Related Party, less Current Portion	6,378	13,047
Total Liabilities	722,420	443,435

Stockholders' Equity (Deficit)
Class A Preferrred Stock, Par Value $.0001, 1,850,000 authorized, 1,840,000 issued and outstanding	$184	$184
Class B Preferrred Stock, Par Value $.0001, 5,000,000 authorized, 5,000,000 issued and outstanding	500	500
Common Stock, Par Value $.0001, 750,000,000 authorized, 415,717,063 and 398,645,595 issued and outstanding, respectively	41,572	39,865
Additional Paid In Capital	1,776,139	1,654,597
Accumulated Deficit	(1,907,341)	(1,506,975)
Total Stockholders' Equity (Deficit)	(88,946)	188,171
Non-controlling Interests	87,379	97,117
Total Equity (Deficit)	(1,567)	285,288
Total Liabilities and Stockholders' Equity (Deficit)	$720,853	$728,723

The accompanying notes are an integral part of these unaudited interim financial statements

Signal Bay, Inc.
Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenues
Testing Services	$40,019	$-	$79,657	$-
Consulting Services	64,587	5,600	195,673	10,412
Total Revenue	104,606	5,600	275,330	10,412

Operating Expenses
Selling, general and administrative expenses	222,998	775,299	485,237	805,487
Depreciation and Amortization	12,130	5,067	24,160	5,067
Total Operating Expense	235,128	780,366	509,397	810,554

Loss from Operations	(130,522)	(774,766)	(234,067)	(800,142)

Other expense
Interest expense	89,222	-	140,975	-
Loss on disposal of assets	1	-	720	-
Loss on derivatives	120,755	-	34,342	-
Total other expense	209,978	-	176,037	-

Net Loss	$(340,500)	$(774,766)	$(410,104)	$(800,142)

Less: Loss attributable to non-controlling interests	(5,017)		(9,738)	-

Net Loss attributable to Signal Bay, Inc.	$(335,483)	$(774,766)	$(400,366)	$(800,142)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Share Outstanding Basic and Diluted	406,064,579	327,581,025	403,886,812	309,322,948

The accompanying notes are an integral part of these unaudited interim financial statements

Signal Bay, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(410,104)	$(800,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of asset	720	-
Default penalty on convertible debenture	51,229
Stock based compensation	83,444	740,189
Depreciation and amortization expense	24,160	5,067
Amortization of debt discount	67,616	-
Derivative expense	34,342	-
Changes in operating assets and liabilities:
Accounts receivable	3,332	(10,413)
Security deposit	(6,476)	-
Prepaid expenses and other current assets	2,932	-
Accounts payable	58,142	(2,986)
Accounts payable - related party	12,000	-
Accrued expenses	14,844	-
Net cash used in operating activities	(63,819)	(68,285)

Cash flows from investing activities
Hardware and Equipment Purchased	(11,681)	(2,194)
Domain, Website and Customer List Acquisition	-	(3,500)
Net cash used in investing activities	(11,681)	(5,694)

Cash flows from financing activities
Proceeds from issuance of common stock	-	59,500
Original Issue Discount on convertible notes	-	-
Proceeds from convertible notes	53,639	-
Proceeds from loan payable	39,150	-
Payments on notes payable	(11,092)	-
Payments on notes payable - related party	(9,080)	-
Proceeds from notes payable - related party	8,000	30,000

Net cash provided by financing activities	80,617	89,500

Net change in cash	5,117	15,521
Cash balance, beginning of period	25,966	-

Cash balance, end of period	$31,083	$15,521

Cash paid for:
Interest	$12,098	$-
Accrued income taxes	$-	$-

Noncash investing and financing activities:
Software purchased with common stock	$-	$58,333
Conversion of convertible note into common stock	$20,000	$-
Reclassifcation of related party debt from short-term to long-term	$6,378	$-
Reclassification of derivative liability to APIC	$19,805	$-
Domain, websites, and social media accounts purchased with common stock	$-	$31,250

The accompanying notes are an integral part of these unaudited interim financial statements

SIGNAL BAY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

NOTE 1 – NATURE OF ACTIVITIES AND CONTINUANCE OF BUSINESS

Signal Bay, Inc., a Colorado corporation and its subsidiaries provide advisory, management and analytical testing services to the emerging legalized cannabis industry. Signal Bay, Inc. was originally incorporated in the State of New York, December 12, 1977 under the name 3171 Holding Corporation. On February 22, 1979 the name was changed to Electronomic Industries Corp. and on February 23, 1983 the name was changed to Quantech Electronics Corp. The Company was reincorporated in the State of Colorado on December 15, 2003. On August 29, 2014, the Company completed a reverse merger with Signal Bay Research, Inc., a Nevada Corporation, and took over its operations. In September 2014, the Company changed its name from Quantech Electronics Corp. to Signal Bay, Inc. The Company has selected September 30 as its fiscal year end. Signal Bay, Inc. is domiciled in the State of Colorado, and its corporate headquarters are located in Bend, Oregon.

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

The Company currently has executed memorandum of understandings to acquire Oregon Analytical Services, LLC in Eugene, OR and Smith Scientific Industries, Inc. d/b/a Kenevir Research in Medford, OR.

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

The following table sets forth by level with the fair value hierarchy the Company's financial assets and liabilities measured at fair value on March 31, 2016:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$264,997	$264,997

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

SIGNAL BAY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Six months ended
	March 31, 2015	March 31, 2015
	(Pro Forma)	(Pro Forma)
Revenues
Testing Services	$19,593	$44,783
Consulting Services	5,600	10,412
Total Revenue	25,193	55,195

Operating Expenses
SG&A	783,447	822,670
Depreciation and Amortization	5,067	5,067
Total Operating Expense	788,514	827,737

(Loss) From Operations	(763,321)	(772,542)

Other expense
Interest expense	0	0
Loss on disposal of assets	0	0
Gain on derivatives	0	0
Total other expense	0	0

Net Income (Loss)	$(763,321)	$(772,542)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Share Outstanding Basic and Diluted	327,581,025	309,322,948

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

NOTE 5 – RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2016, the Company borrowed $8,000 and paid $2,500 from Lori Glauser, our COO, for working capital. The total amount owed is $85,500 and $80,000 as of March 31, 2016 and September 30, 2015, respectively. The loan is at 0% interest and is to be repaid by September 30, 2016.

During the six months ended, March 31, 2016, $34,006 was paid to Newport Commercials Advisors (NCA) for management consulting services, a company which is owned 100% by William Waldrop, our CEO.

On June 22, 2015, the Company purchased a 4% ownership of Libra Wellness Center, LLC from Lori J Glauser, our COO for $40,000. The $40,000 is to be paid in one installment due no later than July 1, 2016. The total amount owed is $40,000 as of March 31, 2016 and September 30, 2015. This transaction has been recorded as a cost basis investment since neither Signal Bay, William Waldrop or Lori Glauser has any additional ownership and do not have any control over Libra Wellness Center, LLC. Libra Wellness Center, LLC has subsequently obtained additional financing resulting in our ownership being diluted to 1.5%.

During the six months ended March 31, 2016, the Company repaid to Eric Ezrine, CR Labs, President, $6,580. The total amount owed is $19,974 and $26,554 as of March 31, 2016 and September 30, 2015, respectively.

As of March 31, 2016, the company has accrued payroll due to Eric Ezrine, CR Labs President $6,000.

As of March 31, 2016, the company has accrued payroll due to Carlos Cummings, CR Labs Vice President $6,000.

Through March 31, 2016, our executive, administrative and operating offices are located at 2996 Panorama Ridge Dr. Henderson, NV 89052. The office space is being provided by one of our Directors.

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

On January 27, 2015, we issued 4,000,000 shares to Electrum Partners for advisory service under the Company's Equity Incentive Plan for 2015 which vested ratably throughout 2016. The Company recognizes compensation expense ratably over the vesting periods. For the six months ended March 31, 2016 and 2015, the Company recorded compensation expense related to this transaction of $7,963 and $25,312, respectively. As of March 31, 2016, 2,625,000 shares were fully vested.

On April 1, 2015, we issued 1,000,000 shares to Connie Richter for advisory service under the Company's Equity Incentive Plan for 2015 which vested ratably throughout 2016. The Company recognizes compensation expense ratably over the vesting periods. For the six months ended March 31, 2016 and 2015, the Company recorded compensation expense related to this transaction of $1,991 and $0, respectively. As of March 31, 2016, 593,750 shares were fully vested.

On June 17, 2015, we issued 500,000 shares to Casey Houlihan for advisory services under the Company's Equity Incentive Plan for 2015 which vested ratably throughout 2016. The Company recognizes compensation expense ratably over the vesting periods. For the six months ended March 31, 2016 and 2015, the Company recorded compensation expense related to this transaction of $2,389 and $0, respectively. As of March 31, 2016, 387,500 shares were fully vested.

On July 1, 2015, we issued 1,000,000 shares to Jim Fitzpatrick as an independent consultant for management consulting services under the Company's Equity Incentive Plan for 2015 which vested ratably throughout 2016. The Company recognizes compensation expense ratably over the vesting periods. For the six months ended March 31, 2016 and 2015, the Company recorded compensation expense related to this transaction of $2,595 and $0, respectively. As of March 31, 2016, 1,000,000 shares were fully vested.

On September 17, 2015, we issued 1,250,000 shares to Eric Ezrine for his role as President of CR Labs under the Company's Equity Incentive Plan for 2015 which vests 25% per year annually on the grant date. The Company recognizes compensation expense ratably over the vesting periods. For the six months ended March 31, 2016 and 2015, the Company recorded compensation expense related to this transaction of $0 and $0, respectively. As of March 31, 2016, 0 shares were fully vested.

On September 17, 2015, we issued 1,000,000 shares to Carlos Cummings for his role as Vice President of CR Labs under the Company's Equity Incentive Plan for 2015 which vests 25% per year annually on the grant date. The Company recognizes compensation expense ratably over the vesting periods. For the six months ended March 31, 2016 and 2015, the Company recorded compensation expense related to this transaction of $0 and $0, respectively. As of March 31, 2016, 0 shares were fully vested.

On October 13, 2015, we issued 1,000,000 shares to Anthony Smith for advisory services under the Company's Equity Incentive Plan for 2015. These shares will vest ratably over 24 months. The Company recognizes compensation expense ratably over the vesting periods. For the six months ended March 31, 2016 and 2015, the Company recorded compensation expense related to this transaction of $2,595 and $0, respectively. As of March 31, 2016, 250,000 shares were fully vested.

On December 31, 2015, we issued 4,000,000 shares to Zachary Puznak for advisory services valued at $40,000.

On January 1, 2016, we issued 3,000,000 shares to Andrew Hunzicker for advisory services under the Company's Equity Incentive Plan for 2015. These shares will vest ratably over 3 months. The Company recognizes compensation expense ratably over the vesting periods. For the six months ended March 31, 2016 and 2015, the Company recorded compensation expense related to this transaction of $22,256 and $0, respectively. As of March 31, 2016, 3,000,000 shares were fully vested.

On February 2, 2016, we issued 3,448,276 shares of common stock for the conversion of convertible notes with principal and accrued interest of $20,000.

On March 31, 2016, we issued 4,807,692 shares, valued at $6,250, to an advisor for consulting services rendered and expensed $6,250 related to this transaction.

NOTE 7 – CONVERTIBLE DEBT

On July 23, 2015, Signal Bay, Inc. (the "Company") executed a convertible promissory note with a principal amount of $102,500 (the "Note") to St. George Investments, LLC. ("Lender"). The Note was funded on July 23, 2015 (Purchase Date). The Company may repay this note at any time. This note shall be deemed paid in full if Company pays to Lender (a) the sum of $91,250 (meaning Borrower would receive a $11,250 discount) on or before the date that is ninety (90) days from the Purchase Price Date, or (b) the sum of $97,500 (meaning Borrower would receive a $5,000 discount) on any date after the date that is ninety (90) days from the Purchase Price Date but on or before the date that is one hundred thirty-five (135) days from the Purchase Price Date (the "Prepayment Opportunity Date"). If Borrower does not repay the entire Outstanding Balance of this Note on or before the Prepayment Opportunity Date, it shall receive no prepayment discount and must pay the entire Outstanding Balance of this Note in full on or before the Maturity Date. Lender has the right at any time following an Event of Default, at its election, to convert (each instance of conversion is referred to herein as a "Conversion") all or any part of the Outstanding Balance into shares ("Conversion Shares") of fully paid and non-assessable common stock, $0.0001 par value per share ("Common Stock"), of Borrower as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the "Conversion Amount") divided by the Conversion Price. The conversion price (the "Conversion Price") for each Conversion (as defined below) shall be equal to the product of 70% (the "Conversion Factor") multiplied by the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding the applicable Conversion. Debt discount of $102,500 was recorded and during the six months ended March 31, 2016, there was amortization of debt discount of $64,062. The unamortized debt discount at March 31, 2016 is $0. On March 31, 2016, Tangiers Global LLC Purchased $115,019 of the note from St. George Investments. Upon the close, St. George still retained a $25,000 portion of the note.

On February 19, 2016, the Company closed a Securities Purchase Agreement with Adar Bays, LLC ("Adar Bays") providing for the purchase of two Convertible Redeemable Notes (the "AB Notes") in the aggregate principal amount of $50,000. The front-end AB Note was funded on February 25, 2016 with the Company receiving $23,000 of net proceeds after $2,000 in legal fees. The back-end AB Note will be funded upon payment of the first. The AB Note matures on February 19, 2017, accrues interest at 8% per annum and is convertible into shares of common stock at a conversion price equal to 50% of the lowest trading price as quoted on a national exchange for the twenty prior trading days including the date on which the Notice of Conversion is received by the Company. In no event shall Adar Bays effect a conversion if such conversion results in Adar Bays beneficially owning in excess of 9.9% of the outstanding common stock of the Company. Accrued interest shall be paid in shares of common stock at any time at the discretion of Adar Bays pursuant to the conversion terms above. The AB Note may be prepaid with the following penalties: (i) if the AB Note is prepaid within 90 days of the issuance date, then 130% of the face amount plus any accrued interest; (ii) if the AB Note is prepaid within 180 days of the issuance date, then 150% of the face amount plus any accrued interest. The AB Note may not be prepaid after the 180th day. The AB Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rate under the AB Note in the event of such defaults. Debt discount of $25,000 was recorded and during the six months ended March 31, 2016, there was amortization of debt discount of $2,801. The unamortized debt discount at March 31, 2016 is $22,199.

On March 21, 2015, the Company executed a 10% convertible promissory note with a principal amount of $27,500 (the "Note") with Tangiers Global, LLC. The Note was funded on March 31, 2016 (Purchase Date). The Note may be prepaid by the Company, whole or in part, according to the following schedule:

Days Since Effective Date	Prepayment Amount
Under 30	100% of Principal Amount
31-60	110% of Principal Amount
61-90	120% of Principal Amount
91-120	130% of Principal Amount
121-150	140% of Principal Amount
151-180	150% of Principal Amount

If Borrower does not repay the entire Outstanding Balance of this Note on or before the Prepayment Opportunity Date, it shall receive no prepayment discount and must pay the entire Outstanding Balance of this Note in full on or before the Maturity Date. Lender has the right at any time following an Event of Default, at its election, to convert (each instance of conversion is referred to herein as a "Conversion") all or any part of the Outstanding Balance into shares ("Conversion Shares") of fully paid and non-assessable common stock, $0.0001 par value per share ("Common Stock"), of Borrower as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the "Conversion Amount") divided by the Conversion Price. The conversion price (the "Conversion Price") for each Conversion (as defined below) shall be equal to the product of 50% (the "Conversion Factor") multiplied by the average of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to the date the holder elects to all or part of the Note. Debt discount of $25,000 was recorded and during the six months ended March 31, 2016, there was amortization of debt discount of $753. The unamortized debt discount at March 31, 2016 is $26,747.

On March 21, 2015, the Company executed a 0% convertible exchange promissory note with a principal amount of $115,019 (the "Note") with Tangiers Global, LLC. The Note was funded on March 31, 2016 (Purchase Date) in a direct purchase from St. George Investments. Lender has the right at any time, at its election, to convert (each instance of conversion is referred to herein as a "Conversion") all or any part of the Outstanding Balance into shares ("Conversion Shares") of fully paid and non-assessable common stock, $0.0001 par value per share ("Common Stock"), of Borrower as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the "Conversion Amount") divided by the Conversion Price. The conversion price (the "Conversion Price") for each Conversion (as defined below) shall be equal to the product of 50% (the "Conversion Factor") multiplied by the average of the lowest trading price of the Company's common stock during the 20 consecutive trading days prior to the date the holder elects to all or part of the Note.

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

The following table summarizes the derivative liability activity from September 30, 2015 through March 31, 2016.

Description	Derivative Liability
Deriviative liabilities September 30, 2015	$200,460
Day one loss due to derivatives on convertible debt	74,377
Debt discount	50,000
Derivative liability written off to APIC	(19,805)
Change in fair value of the derivative	(40,035)
Balance at March 31, 2016	264,997

The following table summarizes the loss on derivative liability included in the income statement for the financial periods ended March 31, 2016 and 2015, respectively.

	Six months ended March 31,
	2016	2015

Day one loss due to derivatives on convertible debt	$74,377	$-
Change in fair value of the derivative	(40,035)	-
Derivative expense	$34,342	$-

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

03/31/16
Assumptions	Convertible Debt
Dividend yield	0.00%
Market price	$0.0013
Risk-free rate for term	0.21% - 0.59%
Volatility	259.47% - 321.80%
Remaining life	0.312 - 0.973

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

Six Months Ended March 31, 2016	SBC	CRLB	Total Consolidated
Revenue	$195,673	$79,657	$275,330
Segment loss from operations	(172,450)	(61,617)	(234,067)
Total assets	662,162	58,691	720,853
Capital expenditures	-	11,681	11,681
Depreciation and amortization	18,586	5,574	24,160

Six Months Ended March 31, 2015	SBC	CRLB	Total Consolidated
Revenue	$10,412	$-	$10,412
Segment loss from operations	(800,142)	-	(800,142)
Total assets	116,144	-	116,144
Capital expenditures	5,694	-	5,694
Depreciation	5,067	-	5,067

Three Months Ended March 31, 2016	SBC	CRLB	Total Consolidated
Revenue	$64,587	$40,019	$104,606
Segment loss from operations	(91,380)	(39,142)	(130,522)
Total assets	662,162	58,691	720,853
Capital expenditures	-	2,429	2,429
Depreciation	5,922	2,837	8,759

Three Months Ended March 31, 2015	SBC	CRLB	Total Consolidated
Revenue	$5,600	$-	$5,600
Segment loss from operations	(774,766)	-	(774,766)
Total assets	116,144	-	116,144
Capital expenditures	2,194	-	2,194
Depreciation	5,067	-	5,067

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to March 31, 2016, the Company issued 108,989,795 shares of common stock for conversion of convertible notes with principal and accrued interest of $55,356.

On April 1, 2016, we issued 231,250 shares that vested to members of our advisory committee under the Company's Equity Incentive Plan.

On May 1, 2016, we issued 231,250 shares that vested to members of our advisory committee under the Company's Equity Incentive Plan.

On May 19, 2016, Signal Bay, Inc. (the "Company") entered into an 8% convertible promissory note (the "Note") with Tangiers Global, LLC. ("Lender") in the amount of $76,650. Of this amount $6,650 was an original issue discount ("OID"). The company received $70,000 and it was funded on May 19, 2016 (Purchase Date).

The company can prepay the note based on the following schedule.

Days Since Effective Date	Prepayment Amount
0-90	115% of Principal Amount
91-180	135% of Principal Amount

Lender has the right at any time following an Event of Default, at its election, to convert (each instance of conversion is referred to herein as a "Conversion") all or any part of the Outstanding Balance into shares ("Conversion Shares") of fully paid and non-assessable common stock, $0.0001 par value per share ("Common Stock"), of Borrower as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the "Conversion Amount") divided by the Conversion Price. The conversion shall be equal to (a) 55% of the lowest trading price of the Company's common stock during the 20 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note.

On May 19, 2016, Signal Bay, Inc. (the "Company") entered into an 8% convertible promissory note (the "Note") with LG Capital Funding, LLC. ("Lender") in the amount of $76,650. Of this amount $3,650 was an original issue discount ("OID") and $3,000 was expensed on legal fees. The company received $70,000 and it was funded on May 19, 2016 (Purchase Date).

The company can prepay the note based on the following schedule.

Days Since Effective Date	Prepayment Amount
0-90	115% of Principal Amount
91-180	135% of Principal Amount

Lender has the right at any time following an Event of Default, at its election, to convert (each instance of conversion is referred to herein as a "Conversion") all or any part of the Outstanding Balance into shares ("Conversion Shares") of fully paid and non-assessable common stock, $0.0001 par value per share ("Common Stock"), of Borrower as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the "Conversion Amount") divided by the Conversion Price. The conversion shall be equal to (a) 55% of the lowest trading price of the Company's common stock during the 20 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note.

On May 24, 2016, we acquired Oregon Analytical Services, LLC via and asset purchase. In conjunction with the purchase, the company issued 200,000 shares of Series "C" preferred stock, and executed a promissory note for $700,000, paid $12,500 cash down payment and assumed loans and other obligations for $87,500.

On May 24, 2016, we issued 2,000,000 shares to an advisor for due diligence associated with the acquisition of Oregon Analytical Services.

On June 1, 2016, we issued 231,250 shares that vested to members of our advisory committee under the Company's Equity Incentive Plan.

On June 1, 2016, the Company entered into a Stock Purchase Agreement with Anthony R Smith to purchase 80% of the ownership of Smith Scientific Industries, Inc. for 300,000 shares of Series "C" preferred stock, $236,000 promissory note, with a down payment of $100,000. $25,000 was paid in cash at closing with the remaining balance to be paid within six months.

1) The Company's wholly owned subsidiary EVIO Inc. has executed executive employment agreement with Anthony R. Smith PhD. to become the Chief Science Officer overseeing all of EVIO Labs facilities.

2) Anthony R. Smith PhD has been appointed to the Board of Directors of Signal Bay, inc.

3) William Waldrop and Lori Glauser have been appointed to the Board of Directors and Managers of Smith Scientific Industries, Inc.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2016 compared to three months ended March 31, 2015:

SIGNAL BAY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2016	2015
Revenues
Testing Services	$40,019	$-
Consulting Services	64,587	5,600
Total Revenue	104,606	5,600

Operating Expenses
Selling, general and administrative expenses	222,998	775,299
Depreciation and Amortization	12,130	5,067
Total Operating Expense	235,128	780,366

Loss from Operations	(130,522)	(774,766)

Other expense
Interest expense	89,222	-
Loss on disposal of assets	1	-
Loss on derivatives	120,755	-
Total other expense	209,978	-

Net Loss	$(340,500)	$(774,766)

Less: Loss attributable to non-controlling interests	(5,017)	-

Net Loss attributable to Signal Bay, Inc.	$(335,482)	$(774,766)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Share Outstanding Basic and Diluted	408,518,372	327,581,025

Revenue

The Company generated $104,606 in revenue for the three months ended March 31, 2016 as compared to $5,600 for the three months ended March 31, 2015. A majority of the increase, $58,988, was a direct result of the consulting services provided to clients assisting with licensing and compliance services. $40,019 was attributed to the acquisition of CR Labs.

Operating Expenses

Operating expenses decreased for the three months ended March 31, 2016 as compared to the same period in 2015. During the period ended March 31, 2016, the company realized increased operating expenses associated with providing the consulting services and the expansion of the laboratory testing services and relocation. This was off-set by a substantial reduction in expenses associated with the 2015 Equity Incentive Plan that occurred in the Quarter ending March 31, 2015.

During the period ended March 31, 2016, we incurred general and administrative expenses of $222,998 compared to $775,299 incurred during the period ended March 31, 2015. The reduction was primarily the result of reduced professional fees associated with the early stages of the company's development.

Six months ended March 31, 2016 compared to six months ended March 31, 2015:

SIGNAL BAY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended
	March 31,
	2016	2015
Revenues
Testing Services	$79,657	$-
Consulting Services	195,673	10,412
Total Revenue	275,330	10,412

Operating Expenses
Selling, general and administrative expenses	485,237	805,487
Depreciation and Amortization	24,160	5,067
Total Operating Expense	509,397	810,554

Loss from Operations	(234,067)	(800,142)

Other expense
Interest expense	140,975	-
Loss on disposal of assets	720	-
Loss on derivatives	34,342	-
Total other expense	176,037	-

Net Loss	$(410,104)	$(800,142)

Less: Loss attributable to non-controlling interests	(9,738)	-

Net Loss attributable to Signal Bay, Inc.	$(400,366)	$(800,142)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Share Outstanding Basic and Diluted	404,291,170	309,322,948

The Company generated $275,330 in revenue for the six months ended March 31, 2016 as compared to $10,412 for the six months ended March 31, 2015. A majority of the increase, $185,260, was a direct result of the consulting services provided to clients assisting with licensing and compliance services. $79,657 was attributed to the acquisition of CR Labs.

Operating Expenses

Operating expenses decreased for the six months ended March 31, 2016 as compared to the same period in 2015. During the period ended March 31, 2016, the company realized increased operating expenses associated with providing the consulting services and the expansion of the laboratory testing services and relocation. This was off-set by a substantial reduction in expenses associated with the 2015 Equity Incentive Plan that occurred in the Quarter ending March 31, 2015.

During the period ended March 31, 2016, we incurred general and administrative expenses of $485,237 compared to $805,487 incurred during the period ended March 31, 2015. The reduction was primarily the result of reduced professional fees associated with the early stages of the company's development.

Liquidity and Capital Resources

Balance Sheet Date	March 31	September 30
	2016	2015	Change

Cash	$31,083	$25,966	$5,117
Total Assets	$720,853	$728,723	$(7,870)
Total Liabilities	$722,420	$443,435	$278,985
Stockholders' Equity (Deficit)	$(88,946)	$188,171	$(277,117)

	March 31	September 30
	2016	2015	Change

Current Assets	$41,365	$42,512	$(1,147)
Current Liabilities	$716,042	$430,388	$285,654
Working Capital Deficiency	$(674,677)	$(387,876)	$(286,801)

As of March 31, 2016 the Company had $31,083 in cash, and $125,584 in equipment net of depreciation and a total of $720,853 in assets. In management's opinion, the Company's cash position is insufficient to maintain its operations at the current level for the next 12 months. Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities. As of the date of this report, additional funding has been secured, however, we will require additional funding and no assurance may be given that we will be able to raise additional funds.

As of March 31, 2016, our total liabilities were $722,420 which primarily consisted of $264,997 in derivative liability and $145,474 due to two shareholders, as compared to September 30, 2015, with total liabilities of $443,435, which primarily consisted of $200,460 in derivative liability and $146,554 due to two shareholders.

Dividends

During the six months ended March 31, 2016, the Company declared $0 in dividends.

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

Accounting and Audit Plan

In the next twelve months, we anticipate spending approximately $50,000 - $60,000 to pay for our accounting and audit requirements.

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

As of March 31, 2016, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified in September 2015. The Company's management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting as of March 31, 2016:

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

Resources: As of March 31, 2016, we have no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

As of March 31, 2016, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year ending September 30, 2015. The Company's management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended March 31, 2016, which was not previously disclosed in our filings during that period.

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

SIGNAL BAY, INC.

Date: June 03, 2016	By:	/s/ William Waldrop
William Waldrop
Chief Executive and Financial Officer

Date: June 03, 2016	By:	/s/ Lori Glauser
Lori Glauser
Director, Chief Operating Officer

