Form 10-Q
period 2016-06-30
SIGNAL BAY, INC.
filed 2016-09-15
CIK 715788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _________________.

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of September 6, 2016
Common stock, par value $0.0001 per share	780,048,869
Class A Preferred Stock, par value $0.0001 per share	1,840,000
Class B Preferred Stock, par value $0.0001 per share	5,000,000
Class C Preferred Stock, par value $0.0001 per share	500,000

SIGNAL BAY, INC.

FORM 10-Q

June 30, 2016

PART I -- FINANCIAL INFORMATION

 ITEM 1 – FINANCIAL STATEMENTS

SIGNAL BAY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2016	2015
ASSETS

Current Assets
Cash and Cash Equivalents	$45,768	$25,966
Accounts Receivable	10,660	11,546
Prepaid Expense	4,856	5,000
Total current assets	61,284	42,512

Property, Plant and Equipment
Property, Plant and Equipment	307,450	159,034
Accumulated Depreciation	(59,074)	(26,994)
Property, Plant and Equipment, net	248,376	132,040

Other Assets
Cost Basis Investment	40,000	40,000
Security Deposit	6,476	-
Intangible Assets (net of amortization of $40,543 and $0)	1,156,463	67,428
Goodwill	659,271	446,743
Total Other Assets	1,862,210	554,171
TOTAL ASSETS	$2,171,870	$728,723

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	$135,546	$46,324
Accrued Liabilities	-	11,659
Current Portion - Notes Payable - Related Party	343,007	133,507
Convertible Loan (net of unamortized discount of $109,571 and $64,062)	213,249	38,438
Interest Expense Payable	8,767	-
Loans Payable	64,300	-
Derivative Liability	376,710	200,460
Total Current Liabilities	1,141,579	430,388
Notes Payable - Related Party, less Current Portion	880,085	13,047
Total Liabilities	2,021,664	443,435

Stockholders' Equity
Series A Convertible Preferred Stock, Par Value $0.0001, 1,840,000 authorized, 1,840,000 shares issued and outstanding at June 30, 2016 and September 30, 2015, respectively	$184	$184
Series B Convertible Preferred Stock, Par Value $0.0001, 5,000,000 authorized, 5,000,000 shares issued and outstanding at June 30, 2016 and September 30, 2015, respectively	500	500
Series C Convertible Preferred Stock, Par Value $0.0001, 500,000 authorized, 500,000 and 0 shares issued and outstanding at June 30, 2016 and September 30, 2015, respectively	50	-
Common Stock, Par Value $.0001, 750,000,000 authorized, 584,986,814 and 398,648,595 issued and outstanding at June 30, 2016 and September 30, 2015, respectively	58,499	39,865
Additional Paid In Capital	2,214,049	1,654,597
Accumulated Deficit	(2,322,884)	(1,506,975)
Total Stockholders' Equity	(49,602)	188,171
Non-controlling Interests	199,808	97,117
Total Equity	150,206	285,288
Total Liabilities and Stockholders' Equity	$2,171,870	$728,723

The accompanying notes are an integral part of these unaudited interim financial statements

SIGNAL BAY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues
Testing Services	$83,709	$-	$163,366	$-
Consulting Services	32,939	6,399	228,612	16,812
Total Revenue	116,648	6,399	391,978	16,812

Operating Expenses
Selling, general and administrative expenses	242,438	320,939	727,675	1,126,426
Depreciation and Amortization	46,981	5,612	71,141	10,680
Total Operating Expense	289,419	326,551	798,816	1,137,106

Loss from Operations	(172,771)	(320,152)	(406,838)	(1,120,294)

Other expense
Interest expense	44,397	-	185,372	-
Loss on disposal of assets	-	-	720	-
Loss on derivatives	203,696	-	238,038	-
Total other expense	248,093	-	424,130	-

Net Loss	$(420,864)	$(320,152)	$(830,968)	$(1,120,294)

Less: Loss attributable to non-controlling interests	(5,321)	-	(15,059)	-

Net Loss attributable to Signal Bay, Inc.	$(415,543)	$(320,152)	$(815,909)	$(1,120,294)

Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding Basic and Diluted	513,768,896	353,102,137	440,380,497	323,902,484

The accompanying notes are an integral part of these unaudited interim financial statements

SIGNAL BAY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(830,968)	$(1,120,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of asset	720	-
Loss on conversion of debt	-	90,000
Default penalty on convertible debenture	51,229	-
Stock based compensation	92,991	907,880
Depreciation and amortization expense	71,142	10,680
Amortization of debt discount	90,291	-
Derivative expense	238,038	-
Changes in operating assets and liabilities:
Accounts receivable	886	(4,900)
Prepaid expenses and other current assets	144	-
Security deposit	(6,476)	-
Accounts payable	132,055	5,086
Accrued liabilities	(11,659)	-
Interest payable	11,775	-
Net cash used in operating activities	(159,832)	(111,548)

Cash flows from investing activities
Net cash paid in acquisition of subsidiary	9,055	-
Hardware and equipment purchased	(11,699)	(2,194)
Domain, website and customer list acquisition	-	(3,500)
Furniture and fixtures	-	(10,413)
Net cash used in investing activities	(2,644)	(16,107)

Cash flows from financing activities
Proceeds from issuance of common stock	-	79,500
Proceeds from convertible notes, net of original issue discounts and fees	193,640	-
Proceeds from loan payable	43,836	-
Payment on loan payable	(7,036)	-
Proceeds from notes payable - related party	20,500	-
Payments on notes payable - related party	(68,662)	-
Proceeds from related party advances	-	52,500
Net cash provided by financing activities	182,278	132,000

Net cash increase for period	19,802	4,345
Cash balance, beginning of period	25,966	-
Cash balance, end of period	$45,768	$4,345

Cash paid for:
Interest	$12,098	$-
Income Taxes	$-	$-

Noncash investing and financing activities:
Software purchased with common stock	$-	$58,333
Domain, websites, and social media accounts purchased with common stock	$-	$31,250
4% Interest in Libra Wellness Center, LLC for Installment Note to related party	$-	$40,000
Converted $40K liability to non-affiliated consultant for 12,000,000 shares	$-	$40,000
Debt discount from derivative liability	$120,000	$-
Conversion of Convertible note and accrued interest into Common Stock	$88,357	$-
Reclassification of derivative liability to APIC	$181,788	$-
Acquisition of Oregon Analytical Services' assets through issuance of preferred shares, common shares and note payable	$852,500	$-
Acquisition of Smith Scientific through issuance of preferred shares, common shares and note payable	$471,000	$-
Expenses paid by note payable	$45,000	$-

The accompanying notes are an integral part of these unaudited interim financial statements

SIGNAL BAY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

As a part of and prior to the consummation of the reverse merger, William Waldrop and Lori Glauser, principals of Signal Bay Research, Inc., purchased 28,811,933 shares of the Company (80% of the issued and outstanding common stock) from WB Partners.  The merger between the Company and Signal Bay Research was finalized and closed contemporaneously with the share purchase.  As part of this share purchase, Mr. Waldrop and Ms. Glauser became the officers and directors of the Company. Signal Bay Research was acquired through the issuance of 254,188,067 shares of common stock and 5,000,000 shares of Series B Preferred Stock to Mr. Waldrop and Ms. Glauser, pro rata.   After the reverse merger, William Waldrop and Lori Glauser individually each own 127,500,000 shares of common stock and 2,500,000 shares of Series B Preferred stock in the Company. Immediately prior to the reverse merger, neither William Waldrop nor Lori Glauser had any interest in the Company.  Immediately after to the reverse, WB Partners owned less than 5% of the common stock. The company filed a Form 10-12G on November 25, 2014, and was determined to be a shell company by the SEC as per the Form 10-12G/A which went effective on January 24, 2015.  As of January 29, 2015, the company filed an 8-K stating it entered into a material agreement and was no longer a shell company.

After the reverse merger, Signal Bay Research, Inc. continues to operate as a wholly owned subsidiary providing the licensing, compliance, research and advisory services for Signal Bay, Inc.

Signal Bay Services was formed on January 25, 2015, as the management services division of Signal Bay.  Currently, Signal Bay Services has one contract with Libra Wellness Services, LLC with anticipated engagement commencing in January 2017.

On September 17, 2015, Signal Bay entered into a share exchange agreement with CR Labs, Inc., an Oregon Corporation, pursuant to which the company issued 40,000,000 shares of the Company’s common stock resulting in exchange for 80% of the outstanding common stock of CR Labs, Inc.

EVIO Inc. was formed on April 04, 2016 to become the holding company for all laboratory operations.

EVIO Labs Eugene was formed on May 23, 2016, as a wholly owned subsidiary of EVIO Inc.  Subsequently on May 24, 2016, EVIO Labs Eugene acquired all of the assets of Oregon Analytical Services, LLC, inclusive of client lists, equipment, trade names, and personnel.

On June 1, 2016, EVIO Inc. entered into a share purchase agreement to purchase 80% of the outstanding common stock of Smith Scientific Industries, Inc. d/b/a Kenevir Research in Medford, OR.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted

Principles of Consolidation:

The Company prepares its financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries, all of which have a fiscal year end of September 30. All significant intercompany accounts, balances and transactions have been eliminated in the consolidation.

The Company consolidates its subsidiaries in accordance with ASC 810, and specifically ASC 810-10-15-8 which states, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on Signal Bay, Inc. financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Signal Bay, Inc. financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Financial Instruments

Level 1 -  applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 -  applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

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

The following table sets forth by level with the fair value hierarchy the Company's financial assets and liabilities measured at fair value on
June 30, 2016:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$376,710	$376,710

Recently Issued Accounting Pronouncements

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

NOTE 3 – ACQUISITIONS

CR Labs, Inc.,

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

ASSETS ACQUIRED:
CASH	$2,970
ACCOUNT RECEIVABLE	3,550
PROPERTY PLANT AND EQUIPMENT	43,360
CUSTOMER LIST	67,428
GOODWILL	446,743
TOTAL ASSETS ACQUIRED	564,051

LESS LIABILITIES ASSUMED
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	(36,421)
NOTES PAYABLE	(27,630)
TOTAL LIABILITIES ASSUMED	(64,051)

LESS NONCONTROLLING INTEREST	(100,000)

NET ASSETS ACQUIRED FROM CR LABS ACQUISITION	$400,000

Oregon Analytical Services, LLC

On May 24, 2016 the Company through its subsidiary EVIO Inc., executed an asset purchase agreement to acquire 100% of the assets of Oregon Analytical Services, LLC. from its founder.  Oregon Analytical Services, LLC was an Oregon company engaged in providing analytical testing services for the medical marijuana industry in compliance with the Oregon Health Authority. The costs related to the transaction were $2,780 and were expensed during 2016.

The Company applied the acquisition method as a business combination and valued each of the assets acquired and liabilities assumed at fair value as of the acquisition date. The notes payable was deemed to be recorded at fair value as of the acquisition date. The Company determined the fair value of property, plant and equipment to be market value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed. Under the purchase agreement, the Company issued a promissory note in the amount of $700,000 which is due and payable by May 23, 2010, the company is required to make annual payments of $100,000 if the minimum trailing revenue for EVIO Labs Eugene exceeds $700,000 annually during the term of the promissory note, the Company issued another promissory note in the amount of $72,500 in connection with the acquisition, and 200,000 shares of Preferred Series C Stock.  These shares had an acquisition date fair value of $80,000.  The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Oregon Analytical Services PPA

ASSETS ACQUIRED:
PROPERTY PLANT AND EQUIPMENT	$123,143
CUSTOMER LIST	696,153
GOODWILL	60,704
TOTAL ASSETS ACQUIRED	880,000
LESS LIABILITIES ASSUMED
NOTES PAYABLE	(27,500)
TOTAL LIABILITIES ASSUMED	(27,500)

NET ASSETS ACQUIRED FROM OREGON ANALYTICAL SERVICES	$852,500

Smith Scientific Industries, Inc.

On June 1, 2016 the Company through its subsidiary EVIO Inc. executed a share purchase agreement for 80% ownership of Smith Scientific Industries, Inc. d/b/a Kenevir Research., from a related party, Anthony Smith, Company Director.  Smith Scientific Industries is an Oregon company engaged in providing analytical testing services for the medical marijuana industry in compliance with the Oregon Health Authority. The costs related to the transaction were $2,780 and were expensed during 2016.

The Company applied the acquisition method to the business combination and valued each of the assets acquired and liabilities assumed at fair value as of the acquisition date. The cash and accounts payable were deemed to be recorded at fair value as of the acquisition date. The Company determined the fair value of property, plant and equipment to be historical book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed. Under the purchase agreement, the Company issued a promissory note for $336,000, with required $25,000 to be paid at closing, $75,000 to be paid in two installments within 180 days, and the remaining balance in three annual installments of $58,475, and 300,000 shares of Preferred Series C Stock.  These shares had an acquisition date fair value of $135,000.  The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Smith Scientific Industries ("SSI") PPA

ASSETS ACQUIRED:
CASH	$9,055
PROPERTY PLANT AND EQUIPMENT	11,076
CUSTOMER LIST	433,425
GOODWILL	151,824
TOTAL ASSETS ACQUIRED	605,380
LESS LIABILITIES ASSUMED
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	(430)
NOTES PAYABLE	(16,200)
TOTAL LIABILITIES ASSUMED	(16,630)

LESS NONCONTROLLING INTEREST	(117,750)

NET ASSETS ACQUIRED FROM SSI ACQUISITION	$471,000

In accordance with ASC 805-10-50, the Company is providing the following unaudited pro-forma to present a summary of the combined results of the Company’s consolidated operations with all acquisitions. as if the acquisitions had been completed as of the beginning of the reporting period. Adjustments were made to eliminate any inter-company transactions in the periods presented.

SIGNAL BAY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	Nine months ended
	June 30, 2016	June 30, 2015
	(Pro Forma)	(Pro Forma)
Revenues
Testing Services	$470,504	$253,948
Consulting Services	228,612	16,812
Total Revenue	699,116	270,760

Selling, general and administrative expenses	1,048,722	1,195,942
Depreciation and Amortization	72,717	106,951
Operating Expenses	1,121,439	1,302,893

Loss from Operations	(422,323)	(1,032,133)

Other expense
Other (income) expense	-	(11,036)
Interest expense	185,363	185,372
Loss on disposal of assets	720	720
Loss on derivatives	238,038	238,038
Other (income) expense	424,121	413,094

Net Loss	$(846,444)	$(1,445,227)

Future Amortization

The future amortization associated with the intangible assets acquired in the above mentioned acquisitions is as follows:

For the years ended September 30,	Amortization
2017	$239,401
2018	239,401
2019	239,401
2020	239,401
2021	146,232
Thereafter	-
Total	$1,103,836

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2016, the Company borrowed $20,500 and paid $8,795 from Lori Glauser, our COO, for working capital. The total amount owed is $91,705 and $80,000 as of June 30, 2016 and September 30, 2015, respectively, and are included in the accompanying consolidated balance sheets as current portion of notes payable to related party.  The loan is at 0% interest and is to be repaid by September 30, 2016.

During the nine months ended June 30, 2016, $48,006 was paid to Newport Commercials Advisors (NCA) for management consulting services, a company which is owned 100% by William Waldrop, our CEO.

On June 22, 2015, the Company purchased a 4% ownership of Libra Wellness Center, LLC from Lori J Glauser, our COO for $40,000.  The $40,000 is to be paid in one installment due no later than September 30, 2016.  The total amount owed is $40,000 as of June 30, 2016 and September 30, 2015 and are included in the accompanying consolidated balance sheets as current portion of notes payable to related party. This transaction has been recorded as a cost basis investment since neither Signal Bay, William Waldrop or Lori Glauser has any additional ownership and do not have any control over Libra Wellness Center, LLC.  Libra Wellness Center, LLC has subsequently obtained additional financing resulting in our ownership being diluted to 1.5%.

During the nine months ended June 30, 2016, the Company repaid to Eric Ezrine, CR Labs, Shareholder, $9,951.   The total amount owed is $16,603 and $26,554 as of June 30, 2016 and September 30, 2015, respectively. As of June 30, 2016, $14,043 and $2,560 are included in the accompanying consolidated balance sheets as current and long-term portions of notes payable to related party, respectively. As of September 30, 2015, $13,047 and $13,507 is included in the accompanying consolidated balance sheets as current and long-term portions of notes payable to related party, respectively.

Through March 31, 2016, our executive, administrative and operating offices are located at 2996 Panorama Ridge Dr. Henderson, NV 89052. The office space is being provided by one of our Directors.

On May 24, 2016, the company executed an asset purchase agreement with Sara Lausmann, managing member owner of Oregon Analytical Services, LLC, for $972,500.  The terms of the purchase required the issuance of 200,000 shares of Series C Preferred Stock, valued at $80,000.  $72,500 in a short-term loan and $700,000 in a long-term note.  During the nine months ended June 30, 2016, the Company repaid to Sara Lausmann, Vice President Client Services, $24,916. The total amount owed is $747,584 and $0 as of June 30, 2016 and September 30, 2015, respectively. As of June 30, 2016, $47,584 and $700,000 are included in the accompanying consolidated balance sheets as current and long-term portions of notes payable to related party, respectively.

On June 1, 2016, the company executed a share purchase agreement with Anthony Smith, for the purchase of 80% of Smith Scientific Industries.  for $636,000.  The terms of the purchase required the issuance of 300,000 shares of Series C Preferred Stock, valued at $135,000.  $336,000 in a promissory note.  During the nine months ended June 30, 2016, the Company paid to Anthony Smith, our Chief Science Officer, $25,000. The total amount owed is $311,000 and $0 as of June 30, 2016 and September 30, 2015, respectively. As of June 30, 2016, $133,475 and $177,525 are included in the accompanying consolidated balance sheets as current and long-term portions of notes payable to related party, respectively.

During the nine months ended June 30, 2016, the Company borrowed $16,200 and paid $0 from Anthony Smith, our Chief Science Officer, for working capital. The total amount owed is $16,200 and $0 as of June 30, 2016 and September 30, 2015, respectively, and are included in the accompanying consolidated balance sheets as current portion of notes payable to related party. The loan is at 0% interest and is to be repaid by September 30, 2016.

NOTE 5 – EQUITY TRANSACTIONS

Preferred Stock Designation

Series A Convertible Preferred Stock

The Company designated 1,850,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) with a par value of $0.0001 per share. Dividends: Initially, there will be no dividends due or payable on the Series A Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation’s Certificate of Incorporation. Any and all such future terms concerning dividends shall be reflected in an amendment to this Certificate, which the Board shall promptly file or cause to be filed.

All shares of the Series A Preferred Stock shall rank (i) senior to the Corporation’s Common Stock and any other class or series of capital stock of the Corporation hereafter created, (ii) pari passu with any class or series of capital stock of the Corporation hereafter created and specifically ranking, by its terms, on par with the Series A Preferred Stock and (iii) junior to any class or series of capital stock of the Corporation hereafter created specifically ranking, by its terms, senior to the Series A Preferred Stock, in each case as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, whether  voluntary or involuntary.

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

Conversion at the Option of the Holder. From 12 months from the date of issuance, each holder of shares of Series A Preferred Stock may, at any time and from time to time, convert (an “Optional Conversion”) each of its shares of Series A Preferred Stock into fully paid and nonassessable shares of Common Stock at a rate equal to 4.9% of the Common Stock.

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

The company has evaluated the Series A Preferred Stock in accordance with FASB ASC Subtopic 470-20, and has determined that there is no beneficial conversion feature that must be accounted.

The Company has 1,840,000 shares of Series A Convertible Stock issued and outstanding as of June 30, 2016 and September 30, 2015.

Series B Convertible Preferred Stock

The Company designated 5,000,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) with a par value of $0.0001 per share.

Initially, there will be no dividends due or payable on the Series B Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation’s Certificate of Incorporation. Any and all such future terms concerning dividends shall be reflected in an amendment to this Certificate, which the Board shall promptly file or cause to be filed.

All shares of the Series B Preferred Stock shall rank (i) senior to the Corporation’s Common Stock and any other class or series of capital stock of the Corporation hereafter created, (ii) pari passu with any class or series of capital stock of the Corporation hereafter created and specifically ranking, by its terms, on par with the Series B Preferred Stock and (iii) junior to any class or series of capital stock of the Corporation hereafter created specifically ranking, by its terms, senior to the Series B Preferred Stock, in each case as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary.

The Series B Preferred shall have no liquidation preference over any other class of stock.

Each holder of outstanding shares of Series B Preferred Stock shall be entitled to the number of votes equal to one hundred (100) Common Shares. Except as provided by law, or by the provisions establishing any other series of Preferred Stock, holders of Series B Preferred Stock and of any other outstanding series of Preferred Stock shall vote together with the holders of Common Stock as a single class.

Each holder of shares of Series B Preferred Stock may, at any time and from time to time, convert (an “Optional Conversion”) each of its shares of Series B Preferred Stock into a 100 of fully paid and nonassessable shares of Common Stock; provided, however, that any Optional Conversion must involve the issuance of at least 100 shares of Common Stock.

In the event of a reverse split the conversion ratio shall not change. However, in the event a forward split shall occur then the conversion ratio shall be modified to be increased by the same ratio as the forward split.

The company has evaluated the Series B Preferred Stock in accordance with ASC 815 and has determined their conversion options were for equity and ASC 815 does not apply.

The company has evaluated the Series B Preferred Stock in accordance with FASB ASC Subtopic 470-20, and has determined that there is no beneficial conversion feature that must be accounted.

The Company has 5,000,000 shares of Series B Convertible Stock issued and outstanding as of June 30, 2016 and September 30, 2015.

Series C Convertible Preferred Stock

The Company designated 500,000 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) with a par value of $0.0001 per share.

Initially, there will be no dividends due or payable on the Series C Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation’s Certificate of Incorporation. Any and all such future terms concerning dividends shall be reflected in an amendment to this Certificate, which the Board shall promptly file or cause to be filed.

All shares of the Series C Preferred Stock shall rank (i) senior to the Corporation’s Common Stock and any other class or series of capital stock of the Corporation hereafter created, (ii) pari passu with any class or series of capital stock of the Corporation hereafter created and specifically ranking, by its terms, on par with the Series B Preferred Stock and (iii) junior to any class or series of capital stock of the Corporation hereafter created specifically ranking, by its terms, senior to the Series B Preferred Stock, in each case as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary.

In any liquidation, dissolution, or winding up of the Corporation, the holders of the Series C Preferred Stock shall be entitled to receive (a) in preference to the holders of the Common Stock (b) on a pari passu basis to any sum that the holders of the Series B Preferred Stock shall be entitled to receive, but (c) subordinate in preference to any sum that the holders of any shares of any other series of the Corporation's Preferred Stock shall be entitled, an amount equal to $1 per share (subject to appropriate adjustment in the event of any stock dividend, forward stock split, or other similar recapitalization). After payment of such sums, (i) the holders of the Series A Preferred Stock and (ii) the holders of the Common Stock, shall be entitled to receive any remaining assets of the Corporation on a pro rata, as-converted basis assuming conversion of the Series A Preferred Stock into Common Stock at the then- current Conversion Rate.

Each holder of outstanding shares of Series C Preferred Stock shall be entitled to the number of votes equal to one hundred (500) Common Shares. Except as provided by law, or by the provisions establishing any other series of Preferred Stock, holders of Series B Preferred Stock and of any other outstanding series of Preferred Stock shall vote together with the holders of Common Stock as a single class.

Each holder of shares of Series C Preferred Stock may, at any time and from time to time, convert (an “Optional Conversion”) each of its shares of Series C Preferred Stock into a 500 of fully paid and nonassessable shares of Common Stock; provided, however, that any Optional Conversion must involve the issuance of at least 10,000 shares of Common Stock.

In the event of a reverse split the conversion ratio shall not change. However, in the event a forward split shall occur then the conversion ratio shall be modified to be increased by the same ratio as the forward split.

The company has evaluated the Series C Preferred Stock in accordance with ASC 815 and has determined their conversion options were for equity and ASC 815 does not apply.

The company has evaluated the Series C Preferred Stock in accordance with FASB ASC Subtopic 470-20, and has determined that there is no beneficial conversion feature that must be accounted.

During the nine months ended June 30, 2016, the Company issued 300,000 shares of Series C Preferred Stock for the acquisition of Smith Scientific Industries, Inc. and 200,000 shares of Series C Preferred Stock for the acquisition of the assets of Oregon Analytical Services.

The Company has 500,000 shares of Series C Convertible Stock issued and outstanding as of June 30, 2016.

Common Stock

During the nine months ended June 30, 2016, the Company issued the following shares of common stock:

•	5,506,250 shares of common stock were issued under the Company’s Equity Incentive Plan for 2015, valued at $38,141. The Company recognizes compensation expense ratably over the vesting period.

•	18,585,469 shares of common stock were issued to advisors for consulting services valued at $54,850.

•	162,246,500 shares of common stock issued for the conversion of convertible debt valued at $88,356. The Company recorded $181,788 to additional paid in capital for the reclassification of derivative liabilities due to conversion of convertible notes.

As of June 30, 2016 and September 30, 2015, the Company had 584,986,814 and 398,648,595 shares of common stock issued and outstanding, respectively.

NOTE 6 – LOANS PAYABLE

The Company had the following loans payable outstanding as of June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
On April 20, 2016, the Company entered into a Purchase and Sale of Future Receivables agreement (the “Agreement”) with 1 Global Capital, LLC (“1GC”) for $40,000. The Agreement calls for 140 daily payments of $400, due on business days, for total payments of $56,000. The Company recognized an original debt discount of $16,000 as interest expense.	$36,800	$-

On May 24, 2016, the Company assumed a $27,500 Promissory note with annual interest of 25%, as part of the acquisition of Oregon Analytical Services (see note 3). The note is due on demand and requires quarterly payments.	27,500	-
	64,300	-
Less: current portion of loans payable	64,300	-
Long-term portion of loans payable	$-	$-

As of June 30, 2016 and 2015, the Company accrued interest of $697 and $0, respectively. During the periods ended June 30, 2016 and 2015, the Company recorded interest expense of $16,697 and $0, respectively.

NOTE 7 – CONVERTIBLE DEBT

The Company had the following convertible notes payable outstanding as of June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
St. George Investments, LLC.	$-	$102,500
Adar Bays, LLC	25,000	-
Tangiers Global, LLC - note 1	72,020	-
Tangiers Global, LLC – note 2	27,500	-
Tangiers Global, LLC – note 3	76,650	-
LG Capital Funding, LLC	76,650	-
T McNeil Advisors, LLC	45,000	-
Total convertible notes payable	322,820	102,500
Less: debt discount and financing fees	(109,571)	(64,062)
	213,249	38,438
Less: current portion of convertible notes payable	213,249	38,438
Long-term portion of convertible notes payable	$-	$-

The Company recognized amortization expense related to the debt discount and deferred financing fees of $90,291 and $0 for the nine months ended June 30, 2016 and 2015, respectively, which are included in interest expense in the consolidated statements of operations.

Debt – Issued in fiscal year 2015

On July 23, 2015, Signal Bay, Inc. (the "Company") executed a convertible promissory note with a principal amount of $102,500 (the "Note") to St. George Investments, LLC. ("Lender"). The Note was funded on July 23, 2015 (Purchase Date). The Company may repay this note at any time. This note shall be deemed paid in full if Company pays to Lender (a) the sum of $91,250 (meaning Borrower would receive a $11,250 discount) on or before the date that is ninety (90) days from the Purchase Price Date, or (b) the sum of $97,500 (meaning Borrower would receive a $5,000 discount) on any date after the date that is ninety (90) days from the Purchase Price Date but on or before the date that is one hundred thirty-five (135) days from the Purchase Price Date (the "Prepayment Opportunity Date"). If Borrower does not repay the entire Outstanding Balance of this Note on or before the Prepayment Opportunity Date, it shall receive no prepayment discount and must pay the entire Outstanding Balance of this Note in full on or before the Maturity Date. Lender has the right at any time following an Event of Default, at its election, to convert (each instance of conversion is referred to herein as a "Conversion") all or any part of the Outstanding Balance into shares ("Conversion Shares") of fully paid and non-assessable common stock, $0.0001 par value per share ("Common Stock"), of Borrower as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the "Conversion Amount") divided by the Conversion Price. The conversion price (the "Conversion Price") for each Conversion (as defined below) shall be equal to the product of 70% (the "Conversion Factor") multiplied by the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding the applicable Conversion. On March 31, 2016, Tangiers Global LLC Purchased $115,019 of the note from St. George Investments, resulting in a balance of $25,071 owing to St. George Investments.

During the nine months ended June 30, 2016, principal and interest of $85,348 and $3,008, respectively, was converted into 162,246,500 shares of common stock. The corresponding derivative liability as the date of conversion of $181,788 was credited to additional paid in capital.

Debt – Issued in fiscal year 2016

During the nine months ended June 30, 2016, the Company issued a total of $250,800 notes with the following terms:

•	Terms 12 months

•	Annual interest rates ranging from 8% to 10%

•	Convertible at the option of the holders either at issuance or 6 months from issuance.

•	Conversion prices are typically based on the discounted (50% - 72% discount) lowest trading prices of the Company’s shares during various periods prior to conversion.

Certain notes allow the Company to redeem the notes at rates ranging from 100% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day.  Likewise, certain notes include original issue discounts totaling to $12,800.

The Company determined that the conversion feature met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and therefore bifurcated the embedded conversion option once the note becomes convertible and accounted for it as a derivative liability. The fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the term of the note.

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes that became convertible during the nine months ended June 30, 2016 amounted to $376,710.  $235,019 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $170,637 was recognized as a “day 1” derivative loss. The following notes were convertible during the nine months ended June 30, 2016:

•	Adar Bays, LLC

•	Tangiers Global, LLC 1

•	Tangiers Global, LLC 2

•	Tangiers Global, LLC 3

NOTE 8 – DERIVATIVE LIABILITY

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The following table summarizes the derivative liability activity from September 30, 2015 through June 30, 2016.

Derivative
liabilities
Balance - September 30, 2015	$200,460
Addition of new derivative	120,000
Day one loss due to derivative	170,637
Loss on change in fair value of the derivative	67,401
Settled upon conversion of debt	(181,788)
Balance - June 30, 2016	$376,710

The following table summarizes the loss on derivative liability included in the income statement for the financial periods ended June 30, 2016 and 2015, respectively.

	Nine Months Ended
	June 30,
	2016	2015
Day one loss due to derivatives on convertible debt	$170,637	$-
Loss on change in fair value of the derivative	67,401	-
Derivative expense	$238,038	$-

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

6/30/2016
Assumptions	Convertible Debt
Dividend yield	0.00%
Market price	$0.0007
Risk-free rate for term	0.21% - 0.59%
Volatility	251.92% - 323.98%
Remaining life (in years)	0.24 - 1.00

NOTE 9 – INDUSTRY SEGMENTS

This summary reflects the Company's current segments, as described below.

Corporate

The parent company provides overall management and corporate reporting functions for the entire organization.

Consulting

The company provides advisory, licensing and compliance services to the cannabis industry under its brand Signal Bay Research.  Consulting clients are located in states that have state managed medical and/or recreational programs.  Signal Bay Research assists these companies with license applications, business planning, state compliance and ongoing operational support.

Testing Services

The company provides analytical testing services to the cannabis industry under the EVIO Labs brand.  As of June 30, 2016, EVIO Labs has three operating labs, CR Labs, Inc. d/b/a EVIO Labs, Bend, EVIO Labs Eugene d/b/a Oregon Analytical Services and Smith Scientific Industries d/b/a Kenevir Research.  EVIO Labs clients are located in Oregon and consist of growers, processors and dispensaries.  Operating under the rules of the Oregon Health Authority, EVIO Labs certifies products have been tested and are free from pesticides and other containments before resale to patients and consumer in the State of Oregon.

Nine Months Ended June 30, 2016	Corporate	Consulting Services	Testing Services	Total Consolidated
Revenue	$-	$228,612	$163,366	$391,978
Segment loss from operations	(173,229)	(112,917)	(120,692)	(406,838)
Total assets	18,545	116,504	2,036,821	2,171,870
Capital expenditures	-	-	12,407	12,407
Depreciation and amortization	-	17,766	53,375	71,141

Nine Months Ended June 30, 2015	Corporate	Consulting Services	Testing Services	Total Consolidated
Revenue	$-	$16,812	$-	$16,812
Segment loss from operations	(338,509)	(781,785)	-	(1,120,294)
Total assets	4,345	139,910	-	144,255
Capital expenditures	-	5,694	-	5,694
Depreciation	-	10,680	-	10,680

Three Months Ended June 30, 2016	Corporate	Consulting Services	Testing Services	Total Consolidated
Revenue	$-	$32,939	$83,709	$116,648
Segment income (loss) from operations	(34,716)	(78,980)	(59,075)	(172,771)
Total assets	18,545	116,504	2,036,821	2,171,870
Capital expenditures	-	-	726	726
Depreciation	-	(820)	47,801	46,981

Three Months Ended June 30, 2015	Corporate	Consulting Services	Testing Services	Total Consolidated
Revenue	$-	$6,399	$-	$6,399
Segment loss from operations	(22,681)	(297,471)	-	(320,152)
Total assets	4,345	139,910	-	144,255
Capital expenditures	-	5,694	-	5,694
Depreciation	-	5,612	-	5,612

NOTE 10 – COMMITMENTS

On November 1, 2015, Signal Bay, Inc. majority owned subsidiary CR Labs, Inc. executed a facility lease for a new building in Bend, OR to provide sufficient space for additional analytical equipment.  This lease was guaranteed by the Signal Bay, Inc. to entice the landlord to enter the agreement.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2016, the Company issued 177,507,121 shares of common stock for conversion of convertible notes with principal and accrued interest of $34,736.

On July 1, 2016, we issued 193,750 shares that vested to members of our advisory committee under the Company’s 2015 Equity Incentive Plan, that were valued at $116.

On July 12, 2016, we issued 15,000,000 shares of common stock to a consultant for advisory services, that were valued at $7,500

On August 1, 2016, we issued 193,750 shares that vested to members of our advisory committee under the Company’s 2015 Equity Incentive Plan that were valued at $504 On August 12, 2016, we issued 1,973,684 shares of common stock to a consultant for advisory services, that were valued at $7,500.

On August 15, 2016, the Company amended and restated the Company’s 2015 Equity Incentive Plan (the “Stock Plan”). The amendments to the Stock Plan, among other things, (i) increase the total number of shares of Common Stock which may be subject to awardsissued under the Stock Plan from 60,000,000 to 100,000,000, and (ii) generally update and clarify the terms of the Stock Plan.

On August 15, 2016, the Company approved the issuance of 16,000,000 Incentive Stock Options with fifty percent (50%) of the Shares vesting on the first anniversary and the remaining fifty percent (50%) vesting agreement on the second anniversary. On August 15, 2016, the Company approved the issuance of 15,500,000 Nonstatutory Stock Options with fifty percent (50%) of the Shares vesting on the first anniversary and the remaining fifty percent (50%) vesting agreement on the second anniversary.

On August 19, 2016, Signal Bay, Inc. (the “Company”) entered into an 8% convertible promissory note (the "Note") with LG Capital Funding, LLC. ("Lender") in the amount of $76,650.  Of this amount $3,650 was an original issue discount (“OID”) and $3,000 was expensed on legal fees. The company received $70,000 and it was funded on August 22, 2016 (Purchase Date). Lender has the right at any time after six months, at its election, to convert (each instance of conversion is referred to herein as a “Conversion”) all or any part of the Outstanding Balance into shares (“Conversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (“Common Stock”), of Borrower as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the “Conversion Amount”) divided by the Conversion Price. The conversion shall be equal to (a) 55% of the lowest trading price of the Company's common stock during the 20 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note.

On September 1, 2016, we issued 193,750 shares that vested to members of our advisory committee under the Company’s 2015 Equity Incentive Plan, that were valued at $1,608

ITEM2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business of Registrant

Signal Bay, Inc., a Colorado corporation and its subsidiaries (“Signal Bay”, the “Company”, the "Registrant", “we”, “our”, or “us”) provide advisory, management and analytical testing services to the emerging legalized cannabis industry.  Our three business units are described below:

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

EVIO, Inc. d/b/a EVIO Labs is the wholly owned analytical laboratory division of Signal Bay.   EVIO Labs consists of three operating companies, CR Labs, Inc. d/b/a EVIO Labs Bend, EVIO Labs Eugene, d/b/a Oregon Analytical Services and Smith Scientific Industries, Inc. d/b/a Kenevir Research all of which provide compliance testing services in accordance with the Oregon Health Authority.  Tests include residual solvent analysis, pesticide screening, microbiological screening, terpene analysis, and cannabinoid potency profiling of cannabis and cannabis infused products.

RESULTS OF OPERATIONS

Three months ended June 30, 2016 compared to three months ended June 30, 2015:

SIGNAL BAY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	June 30,
	2016	2015

Revenues
Testing Services	$83,709	$-
Consulting Services	32,939	6,399
Total Revenue	116,648	6,399

Operating Expenses
Selling, general and administrative expenses	242,438	320,939
Depreciation and Amortization	46,981	5,612
Total Operating Expense	289,419	326,551

Loss from Operations	(172,771)	(320,152)

Other expense
Interest expense	44,397	-
Loss on disposal of assets	-	-
Loss on derivatives	203,696	-
Total other expense	248,093	-

Net Loss	$(420,864)	$(320,152)

Less: Loss attributable to non-controlling interests	(5,321)	-

Net Loss attributable to Signal Bay, Inc.	$(415,543)	$(320,152)

Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding Basic and Diluted	509,187,465	353,102,137

Revenue

The Company generated $116,648 in revenue for the three months ended June 30, 2016 as compared to $6,399 for the three months ended June 30, 2015.  A majority of the increase, $83,709, was a direct result of the acquisition of the three labs.  The results reflect three months of CR Labs, EVIO Labs Eugene since May 24, 2016, and Smith Scientific since June 1, 2016.  As of June 30, 2016 the Company has a total of 702 customers across the three labs.  Based on a full month of June laboratory revenues, the monthly average revenue per client (MARC) is $90.33.  Signal Bay Research recognized an increase of $26,540 in consulting services provided to clients assisting with licensing and compliance services.

Operating Expenses

Operating expenses decreased for the three months ended June 30, 2016 as compared to the same period in 2015. During the period ended

June 30, 2016, the company realized increased operating expenses associated with providing the consulting services and the expansion of the laboratory testing services and relocation.  This was off-set by a substantial reduction in expenses associated with the 2015 Equity Incentive Plan that occurred in the Quarter ending June 30, 2015.

During the period ended June 30, 2016, we incurred general and administrative expenses of $242,438 compared to $320,939 incurred during the period ended June 30, 2015. The reduction was primarily the result of reduced professional fees associated with the early stages of the company’s development.

Nine months ended June 30, 2016 compared to nine months ended June 30, 2015:

SIGNAL BAY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(Unaudited)

	Nine months ended
	June 30,
	2016	2015
Revenues
Testing Services	$163,366	$-
Consulting Services	228,612	16,812
Total Revenue	391,978	16,812

Operating Expenses
Selling, general and administrative expenses	727,675	1,126,426
Depreciation and Amortization	71,141	10,680
Total Operating Expense	798,816	1,137,106

Loss from Operations	(406,838)	(1,120,294)

Other expense
Interest expense	185,372	-
Loss on disposal of assets	720	-
Loss on derivatives	238,038	-
Total other expense	424,130	-

Net Loss	$(830,968)	$(1,120,294)

Less: Loss attributable to non-controlling interests	(15,059)	-

Net Loss attributable to Signal Bay, Inc.	$(815,909)	$(1,120,294)

Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding Basic and Diluted	438,922,198	323,902,484

The Company generated $391,978 in revenue for the nine months ended June 30, 2016 as compared to $16,812 for the nine months ended June 30, 2015.  A majority of the increase, $211,800, was a direct result of the consulting services provided to clients assisting with licensing and compliance services.  $163,366 was attributed to the formation of the testing division and acquisitions of CR Labs, Oregon Analytical Services, and Smith Scientific.

Operating Expenses

Operating expenses decreased for the nine months ended June 30, 2016 as compared to the same period in 2015. During the period ended

June 30, 2016, the company realized increased operating expenses associated with providing the consulting services and the expansion of the laboratory testing services and relocation.  This was off-set by a substantial reduction in expenses associated with the 2015 Equity Incentive Plan that occurred in the period ending June 30, 2015.

During the period ended June 30, 2016, we incurred general and administrative expenses of $727,675 compared to $1,126,426 incurred during the period ended June 30, 2015. The reduction was primarily the result of reduced professional fees associated with the early stages of the company’s development.

	June 30,	September 30,
Liquidity and Capital Resources	2016	2015	Change
Balance Sheet Date
Cash	$45,768	$25,966	$19,802
Total Assets	$2,171,870	$728,723	$1,443,147
Total Liabilities	$2,021,664	$443,435	$1,578,229
Stockholders' Equity (Deficit)	$150,206	$285,288	$(135,082)

	June 30,	September 30,
	2016	2015	Change
Current Assets	$61,284	$42,512	$18,772
Current Liabilities	$1,141,579	$430,388	$711,191
Working Capital Deficiency	$(1,080,295)	$(387,876)	$(692,419)

As of June 30, 2016 the Company had $45,768 in cash, and $248,376 in equipment net of depreciation and a total of $2,171,870 in assets. In management’s opinion, the Company’s cash position is insufficient to maintain its operations at the current level for the next 12 months. Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities. As of the date of this report, additional funding has been secured, however, we will require additional funding and no assurance may be given that we will be able to raise additional funds.

As of June 30, 2016, our total liabilities were $2,021,644 which primarily consisted of $376,710 in derivative liability and $1,223,092 due to four shareholders, as compared to September 30, 2015, with total liabilities of $443,435, which primarily consisted of $200,460 in derivative liability and $146,554 due to two shareholders.

Dividends

During the nine months ended June 30, 2016, the Company declared $0 in dividends.

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

Signal Bay recognizes revenue from the sale of services in accordance with ASC 605.  Revenue will be recognized only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered.

•	The price is fixed or determinable; and

•	Collectability is reasonably assured.

Stock Based Compensation

Pursuant to Accounting Standards Codification (“ASC”) 505, the guidelines for recording stock issued for services require the fair value of the shares granted be based on the fair value of the services received or the publicly traded share price of the Company’s registered shares on the date the shares were granted (irrespective of the fact that the shares granted were unregistered), whichever is more readily determinable.  This position has been further clarified by the issuance of ASC 820.  ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. Accordingly, the Company elected the application of these guidelines.  Signal Bay has determined that the fair value of all common stock issued for goods or services is more readily determinable based on the publicly traded share price on the date of grant.

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

As of June 30, 2016, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified in September 2015. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016 Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of June 30, 2016:

Independent Directors: The Company intends to obtain at least 2 independent directors at its 2016 annual shareholder meeting. The cost associated to the addition is minimal and not deemed material.

No Segregation of Duties: Ineffective controls over financial reporting: The company intends to hire additional staff members, either as employees or consultants, prior to June 30, 2016. These additional staff members will be responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities. The costs associated with the hiring the additional staff members will increase the Company's Sales, General and Administration (SG&A) Expense. It is anticipated the cost of the new staff members will be approximately $60,000 per year.

No audit committee: After the election of the independent directors at the 2016 annual shareholder meeting, the Company expects that an Audit Committee will be established. The cost associated to the addition an audit committee are minimal and not deemed material.

Resources: As of June 30, 2016, we have no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner.

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

As of June 30, 2016, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year ending September 30, 2015. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

(b) Changes in Internal Control Over Financial Reporting

We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

There were no changes in the Company's internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended June 30, 2016, which was not previously disclosed in our filings during that period.

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

SIGNAL BAY, INC.

Date: September 14, 2016	By:	/s/ William Waldrop
William Waldrop
Chief Executive and Financial Officer

Date: September 14, 2016	By:	/s/ Lori Glauser
Lori Glauser
Director, Chief Operating Officer

