Form 10-Q/A
period 2016-06-30
SIGNAL BAY, INC.
filed 2016-09-16
CIK 715788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 as originally filed with the Securities and Exchange Commission on September 14, 2016 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information;” Stockholder’s Equity: Series A Convertible Preferred Stock authorized shares should be 1,850,000 instead on 1,840,000. (ii) Item 1 of Part I “Financial Information;” Stockholder’s Equity: Common Stock authorized shares should be 3,000,000,000 instead of 750,000,000 (iii) Item 1 of Part I “Financial Information;” Note 3 - Acquisitions: Future Amortization was reduced from $1,103,836 to $1,096,612 due to a calculation error (iv) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to correct the aforementioned information.

2

SIGNAL BAY, INC.

FORM 10-Q

June 30, 2016

PART I -- FINANCIAL INFORMATION

 ITEM 1 – FINANCIAL STATEMENTS

SIGNAL BAY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2016	2015
ASSETS

Current Assets
Cash and Cash Equivalents	$45,768	$25,966
Accounts Receivable	10,660	11,546
Prepaid Expense	4,856	5,000
Total current assets	61,284	42,512

Property, Plant and Equipment
Property, Plant and Equipment	307,450	159,034
Accumulated Depreciation	(59,074)	(26,994)
Property, Plant and Equipment, net	248,376	132,040

Other Assets
Cost Basis Investment	40,000	40,000
Security Deposit	6,476	-
Intangible Assets (net of amortization of $40,543 and $0)	1,156,463	67,428
Goodwill	659,271	446,743
Total Other Assets	1,862,210	554,171
TOTAL ASSETS	$2,171,870	$728,723

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	$135,546	$46,324
Accrued Liabilities	-	11,659
Current Portion - Notes Payable - Related Party	343,007	133,507
Convertible Loan (net of unamortized discount of $109,571 and $64,062)	213,249	38,438
Interest Expense Payable	8,767	-
Loans Payable	64,300	-
Derivative Liability	376,710	200,460
Total Current Liabilities	1,141,579	430,388
Notes Payable - Related Party, less Current Portion	880,085	13,047
Total Liabilities	2,021,664	443,435

Stockholders' Equity
Series A Convertible Preferred Stock, Par Value $0.0001, 1,850,000 authorized, 1,840,000 shares issued and outstanding at June 30, 2016 and September 30, 2015, respectively	$184	$184
Series B Convertible Preferred Stock, Par Value $0.0001, 5,000,000 authorized, 5,000,000 shares issued and outstanding at June 30, 2016 and September 30, 2015, respectively	500	500
Series C Convertible Preferred Stock, Par Value $0.0001, 500,000 authorized, 500,000 and 0 shares issued and outstanding at June 30, 2016 and September 30, 2015, respectively	50	-
Common Stock, Par Value $.0001, 3,000,000,000 authorized, 584,986,814 and 398,648,595 issued and outstanding at June 30, 2016 and September 30, 2015, respectively	58,499	39,865
Additional Paid In Capital	2,214,049	1,654,597
Accumulated Deficit	(2,322,884)	(1,506,975)
Total Stockholders' Equity	(49,602)	188,171
Non-controlling Interests	199,808	97,117
Total Equity	150,206	285,288
Total Liabilities and Stockholders' Equity	$2,171,870	$728,723

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted

On March 22, 2016 the Company filed an amendment to its Articles of Incorporation with the Colorado Secretary of State, which included the following amendments:

•	An increase in the number of authorized shares of Common Stock from 750,000,000 to 3,000,000,000.

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

SIGNAL BAY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	Nine months ended
	June 30, 2016	June 30, 2015
	(Pro Forma)	(Pro Forma)
Revenues
Testing Services	$470,504	$253,948
Consulting Services	228,612	16,812
Total Revenue	699,116	270,760

Selling, general and administrative expenses	1,048,722	1,195,942
Depreciation and Amortization	72,717	106,951
Operating Expenses	1,121,439	1,302,893

Loss from Operations	(422,323)	(1,032,133)

Other expense
Other (income) expense	-	(11,036)
Interest expense	185,363	185,372
Loss on disposal of assets	720	720
Loss on derivatives	238,038	238,038
Other (income) expense	424,121	413,094

Net Loss	$(846,444)	$(1,445,227)

Future Amortization

The future amortization associated with the intangible assets acquired in the above mentioned acquisitions is as follows:

For the years ended September 30,	Amortization
2017	$239,401
2018	239,401
2019	239,401
2020	239,401
2021	139,008
Thereafter	-
Total	$1,096,612

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

SIGNAL BAY, INC.

Date: September 16, 2016	By:	/s/ William Waldrop
William Waldrop
Chief Executive and Financial Officer

Date: September 16, 2016	By:	/s/ Lori Glauser
Lori Glauser
Director, Chief Operating Officer

