Form 10-K
period 2016-09-30
SIGNAL BAY, INC.
filed 2017-02-24
CIK 715788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number:000-12350

Signal Bay, Inc.
(Exact name of registrant as specified in its charter)

Colorado	47-1890509
(State of Incorporation)	(I.R.S. Employer Identification No.)

62930 O.B. Riley Rd, Suite 300 Bend, OR	97703
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter (March 31, 2016): $178,033

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of February 20, 2017
Common stock, par value $0.0001 per share	948,455,300
Class A Preferred Stock, par value $0.0001 per share	0
Class B Preferred Stock, par value $0.0001 per share	5,000,000
Class C Preferred Stock, par value $0.0001 per share	500,000
Class D Preferred Stock, par value $0.0001 per share	832,500

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

This report includes forward-looking statements as the term is defined in the Private Securities Litigation Reform Act of 1995 or by the U.S. Securities and Exchange Commission in its rules, regulations and releases, regarding, among other things, all statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. In addition, our past results of operations do not necessarily indicate our future results.

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

Signal Bay, Inc. was originally incorporated in the State of New York, December 12, 1977 under the name 3171 Holding Corporation. On February 22, 1979 the name was changed to Electronomic Industries Corp. and on February 23, 1983 the name was changed to Quantech Electronics Corp. The Company was reincorporated in the State of Colorado on December 15, 2003. On August 29, 2014, the Company completed a reverse merger with Signal Bay Research, Inc., a Nevada Corporation, and took over its operations. In September 2014, the Company changed its name from Quantech Electronics Corp. to Signal Bay, Inc. The Company has selected September 30 as its fiscal year end. Signal Bay, Inc. is domiciled in the State of Colorado, and its corporate headquarters is located in Bend, Oregon.

Signal Bay Research provides industry research, business and market intelligence, market forecasts, and operational insights. We also publish industry information via online media, research reports, and publications. Our media properties include CANNAiQ.com, a business to business information portal and MarijuanaMath.com a general interest informational website for the cannabis industry.

Signal Bay Services provides advisory and consulting services to cannabis companies including license application support, regulatory compliance and operating services for current and prospect licensed cannabis businesses. Signal Bay is also the home of the Cannabis Consultant Marketplace (CCM). The CCM is an outsourcing freelancing matching platform enabling cannabis companies to post projects and hire consultants.

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

ITEM 2. PROPERTIES

Our executive mailing address is located at 62930 O. B. Riley Rd, Suite 300, Bend, OR 97703 and our telephone number is (541) 633-4568.

Our three analytical testing labs are located at:

Bend, OR:	62930 O.B. Riley Rd, Suite 300, Bend, OR 97703
Medford, OR:	540 E. Vilas Rd, Suite F, Central Point, OR 97502
Eugene, OR:	1686 Pearl St, Eugene, OR 97401

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

The Company intends to hold an annual shareholders’ meeting in the third quarter of the fiscal year ending September 30, 2017.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock trades over-the-counter and is quoted on the OTC Bulletin Board under the symbol “SGBY.” The table below sets forth the high and low bid prices for our common stock as reflected on the OTC Bulletin Board for the last two fiscal years. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were affected.

Common Stock
Fiscal Year 2016	High	Low
First Quarter	$0.0190	$0.0097
Second Quarter	$0.0161	$0.0013
Third Quarter	$0.0018	$0.0006
Fourth Quarter	$0.0280	$0.0004

Common Stock
Fiscal Year 2015	High	Low
First Quarter	$0.07	$0.02
Second Quarter	$0.05	$0.0225
Third Quarter	$0.0999	$0.011
Fourth Quarter	$0.02	$0.0051

Holders of Common Equity

As of September 30, 2016 there were 850,064,268 common shares outstanding. During the fiscal year ending September 30, 2016, the high and low sales prices of our common stock on the OTCQB were $0.0280 and $0.0004 respectively, and there were approximately 35 holders of record of our common stock.

Penny Stock Rules

Due to the price of our common stock, as well as the fact that we are not listed on Nasdaq or another national securities exchange, our stock is characterized as a “penny stock” under applicable securities regulations. Our stock therefore is subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer’s account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Transfer Agent

Pacific Stock Transfer is the transfer agent for our common stock with its business address at 6725 Via Austi Pkwy, Suite 300 Las Vegas, NV 89119 and its telephone number is (702) 361-3033.

Dividend Policy

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the development and growth of our business, our Board of Directors has the discretion to declare and pay dividends in the future

ITEM 6. SELECTED FINANCIAL DATA

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

While our significant accounting policies are more fully described in notes to our consolidated financial statements appearing elsewhere in this Form 10-K, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we used in the preparation of our financial statements.

RESULTS OF OPERATIONS

Revenues

				Percentage of Revenue
	2016	2015	Change	2016	2015
Testing services	$305,679	$2,835	$302,844	54%	2%
Consulting services	255,282	122,364	132,918	46%	98%
Total revenue	560,961	125,199	435,762	100%	100%

Cost of revenue
Testing services	$391,753	$19,458	$372,295	70%	16%
Consulting services	110,135	72,834	37,301	20%	58%
Total cost of revenue	501,888	92,292	409,596	90%	74%

Gross Profit	$59,073	$32,907	$26,166	11%	26%

Revenues for the year ended September 30, 2016 were $560,961 compared to $125,199 for the year ended September 30, 2015. The increase in revenues during the year ended September 30, 2016 is the result increased advisory services performed in the current year compared to the prior year as well as increased testing services resulted from acquisitions completed during the year ended September 30, 2016. Additionally, Signal Bay Research experienced year over year growth of $132,918, or 109%, in consulting services during the year ended September 30, 2016. Cost of revenues for the year ended September 30, 2016 were $501,888 compared to $92,292 for the year ended September 30, 2015. The increase in the cost of revenues during the year ended September 30, 2016 is the result of the increased direct costs associated with providing testing services, along with hiring additional consultants to support the increased advisory services. Gross profit for the year ended September 30, 2016 were $59,073 compared to $32,907 during the year ended September 30, 2015. The Company experienced an increase of $26,166, or 80%, in gross profit primarily attributable to the increased advisory services during the fiscal year.

Operating Expenses

				Percentage of Revenue
	2016	2015	Change	2016	2015
Selling, general and administrative	$785,758	$1,313,234	$(527,476)	140%	1049%
Depreciation and amortization	65,863	17,010	48,853	12%	14%
	$851,621	$1,330,244	$(478,623)	152%	1063%

Total operating expenses during the year ended September 30, 2016 were $851,621 compared to $1,330,244 during the year ended September 30, 2015. The Company experienced a decrease of $478,623 or 36% in selling, general and administrative expenses during the year ended September 30, 2016 compared to the year ended September 30, 2015 due to lower stock based compensation expenses associated with the employee equity incentive plan. There was an increase of $48,853 in depreciation and amortization which was driven by the amortization of intangible assets associated with the acquisitions completed during the year ended September 30, 2016.

Other Expenses

				Percentage of Revenue
	2016	2015	Change	2016	2015
Interest expense	$324,282	$38,438	$285,844	58%	31%
Loss on disposal of asset	720	-	720	0%	0%
Loss on change in fair market value of derivative liabilities	1,434,540	120,460	1,314,080	256%	96%
	$1,759,542	$158,898	$1,600,644	314%	127%

Total other expenses were $1,759,542 during the year ended September 30, 2016 compared to $158,898 during the year ended September 30, 2015. The increase of $1,600,644 is from the increase in the loss on fair market value of derivatives of $1,314,080 and increases in interest expense from the recognition of debt discounts associated with convertible notes payable which totaled $236,816 and $38,438 during the years ended September 30, 2016 and 2015, respectively.

Net Loss

				Percentage of Revenue
	2016	2015	Change	2016	2015
Net loss	$(2,552,090)	$(1,456,235)	$(1,095,855)	-455%	-1163%

Net loss during the year ended September 30, 2016 was $2,552,090 compared to $1,456,235 during the year ended September 30, 2015. The increase in net loss is directed from the increase in other expenses partially offset by an increase in revenues as described above.

Liquidity and Capital Resources

The Company had cash on hand of $57,486 as of September 30, 2016, current assets of $131,969 and current liabilities of $1,716,246 creating a working capital deficit of $1,584,277. Current assets consisted of cash totaling $57,486, accounts receivable of $9,483 other current assets of $40,000 and note receivable of $25,000. Current liabilities consisted of accounts payable and accrued liabilities of $245,816, convertible notes payable net of discounts of $257,605, interest payable of $27,197, derivative liabilities of $775,246, current portions of notes payable of $77,375 and current portions of related party payables of $333,007.

The Company used $276,953 of cash in operating activities which consisted of a net loss of $2,552,090, non-cash losses of 2,005,554 and changes in working capital of $269,583.

Net cash used in investing activities total $29,396 during the year ended September 30, 2016. The Company acquired net cash of $9,055 in acquisitions, paid $13,451 for the purchase of equipment and issued a note receivable for $25,000.

During the year ended September 30, 2016, the Company generated cash of $337,869 from financing activities. The Company received $48,000 of cash from the sale of series D preferred stock, $349,640 in cash from convertible notes payable, net advances from loans payable of $1,725 and made net repayments on related party notes payable of $61,496.

Dividends

During the twelve months ended September 30, 2016, the Company declared $0 in dividends.

Employees

As of September 30, 2016 Signal Bay had 16 full time employees of which 14 are employed by EVIO Labs.

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

Accounting and Audit Plan

In the next twelve months, we anticipate spending approximately $75,000 to $100,000 to pay for our accounting and audit requirements.

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

September 30, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Signal Bay, Inc and Subsidiaries

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Signal Bay, Inc. and Subsidiaries (collectively, the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Signal Bay, Inc. and Subsidiaries as of September 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has negative working capital, recurring losses from operations and likely needs financing in order to meet its financial obligations. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

February 23, 2017

SIGNAL BAY, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2016	2015
ASSETS

Current assets
Cash	$57,486	$25,966
Accounts receivable	9,483	11,546
Prepaid expenses	-	5,000
Other current asset	40,000	-
Note receivable	25,000	-
Total current assets	131,969	42,512

Fixed assets, net of accumulated depreciation of $72,182 and $26,994, respectively	237,020	132,040
Cost basis investment	-	40,000
Security deposits	6,476	-
Intangible assets, net of accumulated amortization of $45,747 and $0, respectively	395,123	67,428
Goodwill	1,415,408	446,743

Total assets	$2,185,996	$728,723

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued liabilities	$245,816	$57,983
Convertible notes payable, net of discounts of $121,496 and $64,062, respectively	257,605	38,438
Interest payable	27,197	-
Derivative liability	775,246	200,460
Loan payable, current	77,375	-
Loans payable, related party, current	333,007	133,507
Total current liabilities	1,716,246	430,388

Loans payable, related party, net of current portion	876,751	13,047
Total liabilities	2,592,997	443,435

Commitments and contingencies.

Stockholders' (deficit) equity
Series A Convertible Preferred Stock, Par Value $0.0001, 1,850,000 authorized, 1,840,000 shares issued and outstanding at September 30, 2016 and 2015	184	184
Series B Convertible Preferred Stock, Par Value $0.0001, 5,000,000 authorized, 5,000,000 shares issued and outstanding at September 30, 2016 and 2015	500	500
Series C Convertible Preferred Stock, Par Value $0.0001, 500,000 authorized, 500,000 and 0 shares issued and outstanding at September 30, 2016 and 2015, respectively	50	-
Series D Convertible Preferred Stock, Par Value $0.0001, 1,000,000 authorized, 48,000 and 0 shares issued and outstanding at September 30, 2016 and 2015, respectively	5	-
Common Stock, Par Value $0.0001, 3,000,000,000 authorized, 850,064,268 and 398,648,595 issued and outstanding at September 30, 2016 and 2015, respectively	85,006	39,865
Additional Paid In Capital	3,351,452	1,654,597
Accumulated Deficit	(4,032,177)	(1,506,975)
Total stockholders' (deficit) equity	(594,980)	188,171
Non-controlling interest	187,979	97,117
Total (deficit) equity	(407,001)	285,288

Total liabilities and stockholders' (deficit) equity	$2,185,996	$728,723

The accompanying notes are an integral part of these consolidated financial statements.

SIGNAL BAY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2016	2015
Revenues
Testing services	$305,679	$2,835
Consulting services	255,282	122,364
Total revenue	560,961	125,199

Cost of revenues
Testing services	391,753	19,458
Consulting services	110,135	72,834
Total cost of revenues	501,888	92,292

Gross profit	59,073	32,907

Operating expenses
Selling, general and administrative	785,758	1,313,234
Depreciation and amortization	65,863	17,010
Total operating expenses	851,621	1,330,244

Loss from operations	(792,548)	(1,297,337)

Other expense
Interest expense	324,282	38,438
Loss on disposal of asset	720	-
Loss on change in fair market value of derivative liabilities	1,434,540	120,460
Total other expense	1,759,542	158,898

Net loss	$(2,552,090)	$(1,456,235)
Loss attributable to non-controlling interest	(26,888)	(2,883)
Net loss attributable to Signal Bay, Inc.	$(2,525,202)	$(1,453,352)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	514,879,824	331,669,771

The accompanying notes are an integral part of these consolidated financial statements.

SIGNAL BAY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid	Non-controling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Interest	Deficit	Total
Balance, September 30, 2014	1,840,000	$184	5,000,000	$500	-	$-	-	$-	290,144,844	$29,014	$(32,364)	$-	$(53,623)	$(56,289)
Common stock issued for cash	-	-	-	-	-	-	-	-	6,460,001	646	78,854	-	-	79,500
Common stock issued for software purchases	-	-	-	-	-	-	-	-	7,500,000	750	88,833	-	-	89,583
Common stock issued under employee equity incentive plan	-	-	-	-	-	-	-	-	37,043,750	3,705	883,124	-	-	886,829
Common stock issued for the conversion of notes payable	-	-	-	-	-	-	-	-	12,000,000	1,200	148,800	-	-	150,000
Common stock issued for financing commitment	-	-	-	-	-	-	-	-	3,500,000	350	60,550	-	-	60,900
Common stock issued for acquisition	-	-	-	-	-	-	-	-	40,000,000	4,000	396,000	-	-	400,000
Common stock issued for services	-	-	-	-	-	-	-	-	2,000,000	200	30,800	-	-	31,000
Minority interest in acquisition	-	-	-	-	-	-	-	-	-	-	-	100,000	-	100,000
Net loss, year ended September 30, 2015	-	-	-	-	-	-	-	-	-	-	-	(2,883)	(1,453,352)	(1,456,235)
Balance September 30, 2015	1,840,000	184	5,000,000	500	-	-	-	-	398,648,595	39,865	1,654,597	97,117	(1,506,975)	285,288
Series C preferred stock issued for acquisition	-	-	-	-	500,000	50	-	-	-	-	214,950	-	-	215,000
Series D preferred stock issued for cash	-	-	-	-	-	-	48,000	5	-	-	47,995	-	-	48,000
Common stock issued under employee equity incentive plan	-	-	-	-	-	-	-	-	6,087,500	609	45,864	-	-	46,473
Common stock issued for the conversion of notes payable	-	-	-	-	-	-	-	-	401,032,581	40,103	167,264	-	-	207,367
Common stock issued for the conversion of interest payable	-	-	-	-	-	-	-	-	1,468,582	147	3,988	-	-	4,135
Common stock issued for services	-	-	-	-	-	-	-	-	42,827,010	4,282	134,165	-	-	138,447
Common stock options issued under employee equity incentive plan	-	-	-	-	-	-	-	-	-	-	7,875	-	-	7,875
Reclassification of derivative liability to additional paid in capital	-	-	-	-	-	-	-	-	-	-	1,074,754	-	-	1,074,754
Minority interest in acquisition	-	-	-	-	-	-	-	-	-	-	-	117,750	-	117,750
Net loss, year ended September 30, 2016	-	-	-	-	-	-	-	-	-	-	-	(26,888)	(2,525,202)	(2,552,090)
Balance, September 30, 2016	1,840,000	$184	5,000,000	$500	500,000	$50	48,000	$5	850,064,268	$85,006	$3,351,452	$187,979	$(4,032,177)	$(407,001)

The accompanying notes are an integral part of these consolidated financial statements.

SIGNAL BAY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(2,552,090)	$(1,456,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	192,795	917,829
Depreciation and amortization expense	89,454	17,010
Amortization of debt discount	236,816	38,438
Loss on derivative liability	1,434,540	120,460
Default penalty on convertible debenture	51,229	-
Loss on disposal of asset	720	-
Loss on extinguishment of debt	-	110,000
Shares issued for financing commitment fee	-	60,900
Changes in operating assets and liabilities:
Accounts receivable	42,063	(18,409)
Prepaid expenses	5,000	(5,000)
Other current asset	(40,000)	-
Security deposit	(6,476)	-
Accounts payable	238,511	8,614
Accrued liabilities	(848)	10,885
Interest payable	31,333	-
Customer deposits	-	774
Net cash used in operating activities	(276,951)	(194,734)

Cash flows from investing activities
Purchase of equipment	(13,451)	(2,194)
Note receivable	(25,000)	-
Intangible assets	-	(3,500)
Cash received in acquisition	9,055	2,970
Net cash used in investing activities	(29,396)	(2,724)

Cash flows from financing activities
Proceeds from issuance of common stock	-	79,500
Proceeds from the issuance of series D preferred stock	48,000	-
Proceeds from convertible notes, net of original issue discounts and fees	349,640	75,000
Proceeds from loan payable	59,587	-
Payment on loan payable	(57,862)	-
Proceeds from notes payable - related party	26,000	-
Payments on notes payable - related party	(87,496)	(1,076)
Proceeds from related party advances	-	70,000
Net cash provided by financing activities	366,019	223,424

Net cash increase for period	31,520	25,966
Cash balance, beginning of period	25,966	-
Cash balance, end of period	$57,486	$25,966

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,098	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and accrued interest into common stock	$211,504	$-
Reclassification of derivative liability to additional paid in capital	$1,074,754	$-
Acquisition of Oregon Analytical Services' assets through issuance of preferred stock, common stock and note payable	$852,500	$-
Acquisition of Smith Scientific through issuance of preferred stock, common stock and note payable	$471,000	$-
Expenses paid by note payable	$52,000	$-
Exchange of cost investment for account receivable	$40,000	$-
Debt discount from derivative liability	$215,000	$102,500
Common stock issued for purchase of software	$-	$58,333
Common stock issued for intangible assets	$-	$31,250
Related party note payable entered into for a 4% Interest in Libra Wellness Center, LLC	$-	$40,000
Common stock issued for settlement of account payable	$-	$40,000
Common stock issued for acquisition of CR Labs	$-	$400,000
Non-controlling interest in CR Labs	$-	$100,000
Equipment acquired in exchange of account receivable	$-	$10,413

The accompanying notes are an integral part of these consolidated financial statements.

SIGNAL BAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF ACTIVITIES AND CONTINUANCE OF BUSINESS

Signal Bay, Inc., a Colorado corporation and its subsidiaries provide advisory, management and analytical testing services to the emerging legalized cannabis industry. Signal Bay, Inc. was originally incorporated in the State of New York, December 12, 1977 under the name 3171 Holding Corporation. On February 22, 1979 the name was changed to Electronomic Industries Corp. and on February 23, 1983 the name was changed to Quantech Electronics Corp. The Company was reincorporated in the State of Colorado on December 15, 2003. On August 29, 2014, the Company completed a reverse merger with Signal Bay Research, Inc., a Nevada Corporation, and assumed its operations. In September 2014, the Company changed its name from Quantech Electronics Corp. to Signal Bay, Inc. The Company has selected September 30 as its fiscal year end. Signal Bay, Inc. is domiciled in the State of Colorado, and its corporate headquarters is located in Bend, Oregon.

As a part of and prior to the consummation of the reverse merger, William Waldrop and Lori Glauser, principals of Signal Bay Research, Inc., purchased 28,811,933 shares of the Company (80% of the issued and outstanding common stock) from WB Partners. The merger between the Company and Signal Bay Research was finalized and closed contemporaneously with the share purchase. As part of this share purchase, Mr. Waldrop and Ms. Glauser became the officers and directors of the Company. Signal Bay Research was acquired through the issuance of 254,188,067 shares of common stock and 5,000,000 shares of Series B Preferred Stock to Mr. Waldrop and Ms. Glauser, pro rata. After the reverse merger, William Waldrop and Lori Glauser individually each own 127,500,000 shares of common stock and 2,500,000 shares of Series B Preferred stock in the Company. Immediately prior to the reverse merger, neither William Waldrop nor Lori Glauser had any interest in the Company. Immediately after to the reverse, WB Partners owned less than 5% of the common stock. The company filed a Form 10-12G on November 25, 2014, and was determined to be a shell company by the SEC as per the Form 10-12G/A which went effective on January 24, 2015. On January 29, 2015, the company filed an 8-K stating it entered into a material agreement and was no longer a shell company.

After the reverse merger, Signal Bay Research, Inc. continues to operate as a wholly owned subsidiary providing compliance, research and advisory services for Signal Bay, Inc.

Signal Bay Services was formed on January 25, 2015, as the management services division of Signal Bay.

On September 17, 2015, Signal Bay entered into a share exchange agreement with CR Labs, Inc., an Oregon Corporation, pursuant to which the company issued 40,000,000 shares of the Company’s common stock resulting in exchange for 80% of the outstanding common stock of CR Labs, Inc.

EVIO Inc. was formed on April 4, 2016 to become the holding company for all laboratory operations.

EVIO Labs Eugene was formed on May 23, 2016, as a wholly owned subsidiary of EVIO Inc. Subsequently on May 24, 2016, EVIO Labs Eugene acquired all of the assets of Oregon Analytical Services, LLC, inclusive of client lists, equipment, trade names and personnel.

On June 1, 2016, EVIO Inc. entered into a share purchase agreement to purchase 80% of the outstanding common stock of Smith Scientific Industries, Inc. d/b/a Kenevir Research in Medford, OR.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

A summary of significant accounting policies of Signal Bay, Inc. (the “Company”) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

Principles of Consolidation

The Company prepares its financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries, all of which have a fiscal year end of September 30. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

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

SIGNAL BAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2016 or 2015.

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

Reclassification

Certain amounts in the 2015 financial statements have been reclassified to conform to the 2016 financial presentation. These reclassifications have no impact on net loss.

SIGNAL BAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions may have a material impact on the financial condition and results of operations of the Company during the period in which such changes occurred. Actual results could differ from those estimates. The Company’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Revenue Recognition

It is the Company’s policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, “Revenue Recognition.” Under ASC Topic 605-10-25, revenue earning activities are recognized upon the sale and delivery of its products and services. The Company generates revenue from consulting services provided to clients in the cannabis industry as well as testing of cannabis and cannabis derived oils for both medicinal and recreational consumption. The Company accepts orders for testing services which are generally completed within a week of receiving the order. Revenue is recognized from testing services upon delivery of the testing results to the client. Consulting engagements vary in length and scope but generally include reviewing regulatory filings, business plans and providing financial models to partners within the same industry. Revenue is recognized from consulting services upon completion of deliverables as outlined in the consulting agreement. The Company generated revenues of $560,961 and $125,199 during the years ended September 30, 2016 and 2015.

Cost of Revenue Recognition

The Company recognizes all costs incurred that are directly related to revenue generating activities as a cost of revenue. These costs include salaries and payroll taxes associated with lab employees, rent and utilities on lab facilities, depreciation of lab equipment and outsourced professional services utilized for consulting engagements. Cost of revenues totaled $501,888 and $92,292 during the years ended September 30, 2016 and 2015, respectively.

Stock-Based Compensation

The Company applies Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized when the event occurs. The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

The Company accounts for equity-based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

SIGNAL BAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are expensed in the period incurred. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives

Laboratory and Computer Equipment	5 years
Furniture and Fixtures	7 years
Software	3 years
Domains	15 years

Impairment of Long-Lived Assets

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

SIGNAL BAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following table sets forth by level with the fair value hierarchy the Company's financial assets and liabilities measured at fair value on September 30, 2016:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$775,246	$775,246

Basic Earning (Loss) Per Share

The Company computes net income (loss) per share in accordance with Accounting Standards Codification (“ASC”) 260, " Earnings per Share ." ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Given the net losses of the Company during the years ended September 30, 2016 and 2015, the effects of convertible equity and debt instruments were anti-dilutive resulting in basic and diluted loss per weighted average common shares outstanding equal.

SIGNAL BAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

In April 7, 2015 the FASB issued Accounting Standards Update “ASU” 2015-03 on “Interest — Imputation of Interest (Subtopic 835-30)” To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this Update. This ASU 2015-3 is effective for annual periods ending after December 15, 2015, and interim periods and annual periods thereafter. We reviewed the provisions of this ASU and determined there was an impact on our consolidated financial position and results of operations.

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition ("ASC 605") and most industry-specific guidance throughout ASC 605. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective on December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial position and results of operations.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," ("ASU 2015-11"). ASU 2015-11 amends the existing guidance to require that inventory should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. ASU 2015- 11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2015-11 on its consolidated financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its consolidated financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers - Principal versus Agent Considerations." This Update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The amendments in the Update clarify the implementation guidance on principal versus agent considerations. The Update is effective, along with ASU 2014-09, for annual and interim periods beginning after December 15, 2017. The adoption of ASU 2016- 08 is not expected to have a material impact on our consolidated financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718)" ("ASU 2016- 09"). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating ASU 2016-09 and its impact on its consolidated financial position or results from operations.

SIGNAL BAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (continued)

In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" ("ASU 2016-1O"). The amendments in this update clarify the following two aspects to Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The entity first identifies the promised goods or services in the contract and reduce the cost and complexity. An entity evaluates whether promised goods and services are distinct. Topic 606 includes implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The Company is currently evaluating ASU 2016-10 and its impact on its consolidated financial statements or disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Non-Controlling Interest

The Company reports the non-controlling interest in its majority owned subsidiaries in the consolidated balance sheets within the stockholders’ deficit section, separately from the Company’s stockholders’ deficit. Non-controlling interest represents the non-controlling interest holders’ proportionate share of the equity of the Company’s majority-owned subsidiaries. Non-controlling interest is adjusted for the non-controlling interest holders’ proportionate share of the earnings or losses and other comprehensive income (loss) and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and measurement of their fair value for accounting purposes. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under ASC 470, the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC 815.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.

Related Parties

The registrant follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include (a) affiliates of the registrant; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the registrant; (e) management of the registrant; (f) other parties with which the registrant may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

SIGNAL BAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

NOTE 3 – ACQUISITIONS

CR Labs, Inc.

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

ASSETS ACQUIRED
CASH	$2,970
ACCOUNT RECEIVABLE	3,550
PROPERTY PLANT AND EQUIPMENT	43,360
CUSTOMER LIST	67,428
GOODWILL	446,743
TOTAL ASSETS ACQUIRED	564,051

LIABILITIES ASSUMED
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	(36,421)
NOTES PAYABLE	(27,630)
TOTAL LIABILITIES ASSUMED	(64,051)

NONCONTROLLING INTEREST	(100,000)

NET ASSETS ACQUIRED FROM CR LABS ACQUISITION	$400,000

Oregon Analytical Services, LLC

On May 24, 2016 the Company through its subsidiary EVIO Inc., executed an asset purchase agreement to acquire 100% of the assets of Oregon Analytical Services, LLC. from its founder. Oregon Analytical Services, LLC was an Oregon company engaged in providing analytical testing services for the medical marijuana industry in compliance with the Oregon Health Authority. The costs related to the transaction were $2,780 and were expensed during the year ended September 30, 2016.

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

SIGNAL BAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACQUISITIONS (CONTINUED)

Oregon Analytical Services, LLC (continued)

ASSETS ACQUIRED
PROPERTY PLANT AND EQUIPMENT	$123,143
CUSTOMER LIST	227,595
GOODWILL	529,262
TOTAL ASSETS ACQUIRED	880,000

LIABILITIES ASSUMED
NOTES PAYABLE	(27,500)
TOTAL LIABILITIES ASSUMED	(27,500)

NET ASSETS ACQUIRED FROM OAS ACQUISITION	$852,500

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

ASSETS ACQUIRED
CASH	$9,055
PROPERTY PLANT AND EQUIPMENT	11,076
CUSTOMER LIST	145,847
GOODWILL	439,402
TOTAL ASSETS ACQUIRED	605,380

LIABILITIES ASSUMED
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	(430)
NOTES PAYABLE	(16,200)
TOTAL LIABILITIES ASSUMED	(16,630)

NONCONTROLLING INTEREST	(117,750)

NET ASSETS ACQUIRED FROM SMITH SCIENTIFIC ACQUISITION	$471,000

SIGNAL BAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACQUISITIONS (CONTINUED)

In accordance with ASC 805-10-50, the Company is providing the following unaudited pro-forma to present a summary of the combined results of the Company’s consolidated operations with all acquisitions. as if the acquisitions had been completed as of the beginning of the reporting period. Adjustments were made to eliminate any inter-company transactions in the periods presented.

SIGNAL BAY, INC.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
Revenues	2016	2015
Testing services	$616,874	$348,195
Consulting services	255,282	123,642
Total revenue	872,156	471,837
Cost of revenue	592,131	372,154
Gross profit	280,025	99,683

Operating expenses
Selling, general and administrative	834,669	1,357,288
Depreciation and amortization	64,683	24,549
Total operating expenses	899,352	1,381,837

Loss from operations	(619,327)	(1,282,154)

Other expense
Interest expense	310,261	38,587
Loss on disposal of asset	720	-
Loss on change in fair market value of derivative liabilities	1,434,540	120,460
Total other expense	1,745,521	159,047

Net loss	$(2,364,848)	$(1,441,201)

Future Amortization

The future amortization associated with the intangible assets acquired in the above mentioned acquisitions is as follows:

For the years ended September 30,	Amortization
2017	$88,174
2018	88,174
2019	88,174
2020	88,174
2021	45,999
Thereafter	-
Total	$398,695

NOTE 4 – GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has negative working capital, recurring losses, and does not have a source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

 SIGNAL BAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – GOING CONCERN (CONTINUED)

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

NOTE 5 – RELATED PARTY TRANSACTIONS

During the years ended September 30, 2016 and 2015, the Company received loans from its Chief Operating Officer totaling $26,000 and $70,000 and made repayments totaling $14,295 and $0. There was $91,705 and $80,000 due as of September 30, 2016 and 2015, respectively and are included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties. The loans carry a 0% interest rate and are due on demand.

During the years ended September 30, 2016 and 2015, the Company incurred total expenses of $60,026 and $64,300 for management consulting services performed by Newport Commercial Advisors, an entity fully owned and controlled by our Chief Executive Officer. There was not a balance payable to Newport Commercial Advisors as of September 30, 2016 or 2015.

On June 22, 2015, the Company purchased a 4% ownership of Libra Wellness Center, LLC from Lori J Glauser, our COO for $40,000. Libra Wellness Center, LLC subsequently obtained additional financing resulting in our ownership being diluted to 1.5%. The $40,000 was to be paid in one installment due no later than April 1, 2016. On June 16, 2016, the Company was engaged by Libra Wellness Center, LLC to provide advisory services in the amount of $12,750. The Company received regulatory approval to sell its interest in Libra Wellness Center on September 29, 2016. As of September 30, 2016, the company had not received payment for the divesture resulting in a $40,000 receivable as of September 30, 2016.

During the years ended September 30, 2016 and 2015 the Company made repayments to Eric Ezrine, a shareholder of CR Labs, on an outstanding note payable totaling $13,285 and $1,076, respectively. The loans carry an interest rate of 0% per annum. There was $13,269 and $26,554 due as of September 30, 2016 and 2015, respectively. Additionally, the Company entered into a severance agreement with Mr. Ezrine whereby it agreed to make payments totaling $44,500 through August 2018. There was $44,500 accrued as of September 30, 2016.

Through March 31, 2016, our executive, administrative and operating offices were located at 2996 Panorama Ridge Dr. Henderson, NV 89052. The office space was being provided by one of our Directors at no cost to the Company.

On May 24, 2016, the Company executed an asset purchase agreement with Sara Lausmann, managing member owner of Oregon Analytical Services, LLC, for $972,500. The terms of the purchase required the issuance of 200,000 shares of Series C Preferred Stock, valued at $80,000, $72,500 in a short-term loan and $700,000 in a long-term note. During the year ended September 30, 2016, the Company repaid $34,916 to Sara Lausmann, Vice President Client Services. The total amount owed is $737,584 and $0 as of September, 2016 and September 30, 2015, respectively. As of September 30, 2016, $37,584 and $700,000 are included in the accompanying consolidated balance sheets as current and long-term portions of notes payable to related party, respectively. The notes carry interest at a rate of 5% per annum and had accrued interest totaling $13,521 due as of September 30, 2016.

On June 1, 2016, the company executed a share purchase agreement with Anthony Smith, for the purchase of 80% of Smith Scientific Industries for $636,000. The terms of the purchase required the issuance of 300,000 shares of Series C Preferred Stock, valued at $135,000 and $336,000 in a promissory note. During the year ended September 30, 2016, the Company repaid $25,000 to Anthony Smith, our Chief Science Officer. The note carries interest at a rate of 5% per annum. There was $311,000 and $0 of principal due as of September 30, 2016 and 2015 and $5,155 and $0 of accrued interest due as of September 30, 2016 and 2015, respectively.

During the year ended September 30, 2016, the Company borrowed a total of $16,200 from our Chief Science Officer to fund operations. The loans are non-interest bearing, due on demand and as such are included in current liabilities. There was $16,200 and $0 due as of September 30, 2016 and 2015, respectively.

 SIGNAL BAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY

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

The Company has 1,840,000 shares of Series A Convertible Stock issued and outstanding as September 30, 2016 and 2015.

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

 SIGNAL BAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Series B Convertible Preferred Stock (continued)

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

The Company has 5,000,000 shares of Series B Convertible Stock issued and outstanding as of September 30, 2016 and 2015.

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

Each holder of outstanding shares of Series C Preferred Stock shall be entitled to the number of votes equal to five hundred (500) Common Shares. Except as provided by law, or by the provisions establishing any other series of Preferred Stock, holders of Series B Preferred Stock and of any other outstanding series of Preferred Stock shall vote together with the holders of Common Stock as a single class.

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

 SIGNAL BAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Series C Convertible Preferred Stock (continued)

The company has evaluated the Series C Preferred Stock in accordance with ASC 815 and has determined their conversion options were for equity and ASC 815 does not apply.

The company has evaluated the Series C Preferred Stock in accordance with FASB ASC Subtopic 470-20, and has determined that there is no beneficial conversion feature that must be accounted.

During the year ended September 30, 2016, the Company issued 300,000 shares of Series C Preferred Stock for the acquisition of Smith Scientific Industries, Inc. and 200,000 shares of Series C Preferred Stock for the acquisition of the assets of Oregon Analytical Services.

There were 500,000 and 0 shares of Series C Convertible Stock issued and outstanding as of September 30, 2016 and 2015.

Series D Convertible Preferred Stock

The Company designated 1,000,000 shares of Series D Convertible Preferred Stock (“Series D Preferred Stock”) with a par value of $0.0001 per share.

Initially, there will be no dividends due or payable on the Series D Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation’s Certificate of Incorporation. Any and all such future terms concerning dividends shall be reflected in an amendment to this Certificate, which the Board shall promptly file or cause to be filed.

All shares of the Series D Preferred Stock shall rank (i) senior to the Corporation’s Common Stock and any other class or series of capital stock of the Corporation hereafter created, (ii) pari passu with any class or series of capital stock of the Corporation hereafter created and specifically ranking, by its terms, on par with the Series B Preferred Stock and (iii) junior to any class or series of capital stock of the Corporation hereafter created specifically ranking, by its terms, senior to the Series B Preferred Stock, in each case as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary.

In any liquidation, dissolution, or winding up of the Corporation, the holders of the Series D Preferred Stock shall be entitled to receive (a) in preference to the holders of the Common Stock (b) on a pari passu basis to any sum that the holders of the Series B Preferred Stock shall be entitled to receive, but (c) subordinate in preference to any sum that the holders of any shares of any other series of the Corporation's Preferred Stock shall be entitled, an amount equal to $1 per share (subject to appropriate adjustment in the event of any stock dividend, forward stock split, or other similar recapitalization). After payment of such sums, (i) the holders of the Series A Preferred Stock and (ii) the holders of the Common Stock, shall be entitled to receive any remaining assets of the Corporation on a pro rata, as-converted basis assuming conversion of the Series A Preferred Stock into Common Stock at the then- current Conversion Rate.

Each holder of outstanding shares of Series D Preferred Stock shall be entitled to the number of votes equal to two hundred fifty (250) Common Shares. Except as provided by law, or by the provisions establishing any other series of Preferred Stock, holders of Series B Preferred Stock and of any other outstanding series of Preferred Stock shall vote together with the holders of Common Stock as a single class.

Each holder of shares of Series D Preferred Stock may, at any time and from time to time, convert (an “Optional Conversion”) each of its shares of Series D Preferred Stock into a 250 of fully paid and nonassessable shares of Common Stock; provided, however, that any Optional Conversion must involve the issuance of at least 50,000 shares of Common Stock.

In the event of a reverse split the conversion ratio shall not change. However, in the event a forward split shall occur then the conversion ratio shall be modified to be increased by the same ratio as the forward split.

The company has evaluated the Series D Preferred Stock in accordance with ASC 815 and has determined their conversion options were for equity and ASC 815 does not apply.

The company has evaluated the Series C Preferred Stock in accordance with FASB ASC Subtopic 470-20, and has determined that there is no beneficial conversion feature that must be accounted.

During the year ended September 30, 2016, the Company issued 48,000 shares of Series D Preferred Stock for cash proceeds of $48,000.

There were 48,000 and 0 shares of Series D Convertible Stock issued and outstanding as of September 30, 2016 and 2015.

 SIGNAL BAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock

During the year ended September 30, 2015, the Company issued 6,460,001 common shares for cash proceeds of $79,500; 7,500,000 common shares for software purchases totaling $89,583; 37,043,750 common shares valued at $886,829 under the Company’s employee equity incentive plan; 12,000,000 common shares for the conversion of $150,000 of notes payable; 3,500,000 common shares valued at $60,900 for a financing commitment; 40,000,000 common shares valued at $400,000 for an acquisition and 2,000,000 common shares for services valued at $31,000.

During the year ended September 30, 2016, the Company issued 6,087,500 common shares valued at $46,473 under its employee equity incentive plan; 401,032,581 common shares for the conversion of $207,367 of outstanding principal on convertible notes payable; 1,468,582 common shares for the conversion of $4,135 of convertible accrued interest and 42,827,010 common shares for services valued at $138,447. All conversions of outstanding principal and accrued interest on convertible notes payable were done so at contractual terms.

There were $850,064,268 and 398,648,595 shares of common stock issued and outstanding at September 30, 2016 and 2015, respectively.

NOTE 7 – LOANS PAYABLE

The Company had the following loans payable outstanding as of September 30, 2016 and September 30, 2015:

	September 30, 2016	September 30, 2015
On July 22, 2016, the Company entered into a Purchase and Sale of Future Receivables agreement (the “Agreement”) with 1 Global Capital, LLC (“1GC”) for $50,000. The Agreement calls for 160 daily payments of $437.50, due on business days, for total payments of $70,000. The Company recognized an original debt discount of $20,000 as interest expense.	$49,875	$-

On May 24, 2016, the Company assumed a $27,500 Promissory note with annual interest of 5%, as part of the acquisition of Oregon Analytical Services (see note 3). The note is due on demand and requires quarterly payments.	27,500	-
	77,375	-
Less: current portion of loans payable	77,375	-

Long-term portion of loans payable	$-	$-

As of September 30, 2016 and 2015, the Company accrued interest of $638 and $0, respectively. During the periods ended September 30, 2016 and 2015, the Company recorded interest expense of $20,638 and $0, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

The following table summarizes all convertible notes outstanding as of September 30, 2016:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest
Noteholder 1	5/17/2016	5/18/2017	$76,650	$(5,867)	$70,783	$2,268
Noteholder 1	8/26/2016	8/26/2017	76,650	(6,650)	70,000	588
Noteholder 2	5/22/2016	5/23/2017	45,000	-	45,000	1,282
Noteholder 3	3/20/2016	3/21/2017	27,500	(12,959)	14,541	1,454
Noteholder 3	5/18/2016	5/19/2017	76,650	(48,510)	28,140	2,252
Noteholder 3	9/19/2016	5/19/2017	76,650	(47,510)	29,140	185
			$379,100	$(121,496)	$257,604	$8,029

 SIGNAL BAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Noteholder 1

On May 17, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 18, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company will bifurcate the conversion feature of the note and record a derivative liability upon the note qualifying for conversion rights on November 17, 2016. The Company may prepay the note during the first six months it is outstanding. There was $76,650 of principal and $2,268 of accrued interest due at September 30, 2016.

On August 26, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on August 26, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company will bifurcate the conversion feature of the note and record a derivative liability upon the note qualifying for conversion rights on February 26, 2016. The Company may prepay the note during the first six months it is outstanding. There was $76,650 of principal and $588 of accrued interest due at September 30, 2016.

Noteholder 2

On May 23, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $45,000 resulting in cash proceeds to the Company of $45,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 23, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 72% of the lowest trade price of the Company's common stock for the ten prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company will bifurcate the conversion feature of the note and record a derivative liability upon the note qualifying for conversion rights on November 23, 2016. The Company may prepay the note during the first 90 days it is outstanding for a sum of 115% of the unpaid principal and accrued interest outstanding and within the next 90 days at a rate of 130% of the unpaid principal and accrued interest outstanding. The note may not be prepaid after 180 days from issuance. There was $45,000 of principal and $1,282 of accrued interest due at September 30, 2016.

 SIGNAL BAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Noteholder 3

On March 21, 2016, an unrelated party purchased from an existing convertible noteholder outstanding principal of $115,019. The Note is due on March 21, 2017 and carries an interest rate of 0% per annum. The Note is convertible into the Company's common stock at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company bifurcated the conversion feature of the note and recorded a derivative liability upon issuance. During the year ended September 30, 2016, the Company issued a total of 338,493,893 common shares for the conversion of $115,019 of principal. There was $0 of principal and $0 of accrued interest due at September 30, 2016.

On March 21, 2016 the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $27,500 of which $2,500 was an original issue discount resulting in cash proceeds to the Company of $25,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 10%, is due on March 21, 2017. The Note is convertible into the Company's common stock commencing from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty-five prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company bifurcated the conversion feature of the note and recorded a derivative liability upon the note qualifying for conversion rights. The Company may prepay the note during the first 180 days it is outstanding at a graduated scale of 100% of the principal amount if repaid within 30 days from issuance; 110% of the principal during the next 30 days; 120% of the principal during the next 30 days; 130% of the principal during the next 30 days; 140% of the principal during the next 30 days and 150% of the principal during the next 30 days. The note may not be prepaid after 180 days without the expressed written consent of the noteholder. There was $27,500 of principal and $1,454 of accrued interest due at September 30, 2016.

On May 19, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 19, 2017. The Note is convertible into the Company's common stock commencing from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company bifurcated the conversion feature of the note and recorded a derivative liability upon the note qualifying for conversion rights. The Company may prepay the note during the first 180 days it is outstanding at a rate of 115% of the outstanding principal amount during the first 90 days from issuance and 135% of the principal amount during the next 90 days. The note may not be prepaid without the consent of the noteholder after 180 days. There was $76,650 of principal and $2,252 of accrued interest due at September 30, 2016.

On September 19, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount and $7,000 was paid to a third party on our behalf resulting in cash proceeds to the Company of $63,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 19, 2017. The Note is convertible into the Company's common stock commencing from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company bifurcated the conversion feature of the note and recorded a derivative liability upon the note qualifying for conversion rights. The Company may prepay the note during the first 180 days it is outstanding at a rate of 115% of the outstanding principal amount during the first 90 days from issuance and 135% of the principal amount during the next 90 days. The note may not be prepaid without the consent of the noteholder after 180 days. There was $76,650 of principal and $185 of accrued interest due at September 30, 2016.

 SIGNAL BAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Noteholder 4

On February 19, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $25,000 resulting in cash proceeds to the Company of $25,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on February 19, 2017. The Note is convertible into the Company's common stock commencing from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company bifurcated the conversion feature of the note and recorded a derivative liability upon the note qualifying for conversion rights. During the year ended September 30, 2016 the Company issued 10,638,298 shares of common stock for the conversion of $25,000 of principal and 479,906 shares of common stock for the conversion of $1,128 of accrued interest payable. There was $0 of principal and $0 of accrued interest due at September 30, 2016.

On February 19, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $25,000 of which $2,000 was an original issue discount resulting in cash proceeds to the Company of $23,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on February 19, 2017. The Note is convertible into the Company's common stock commencing from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company bifurcated the conversion feature of the note and recorded a derivative liability upon the note qualifying for conversion rights. During the year ended September 30, 2016 the Company issued 10,204,082 shares of common stock for the conversion of $25,000 of principal. There was $0 of principal and $0 of accrued interest due at September 30, 2016.

Noteholder 5

On July 23, 2015, Signal Bay, Inc. (the "Company") executed a convertible promissory note with a principal amount of $102,500 (the "Note") to St. George Investments, LLC. ("Lender"). The Note was funded on July 23, 2015 (Purchase Date). The Company may repay this note at any time. This note shall be deemed paid in full if Company pays to Lender (a) the sum of $91,250 (meaning Borrower would receive a $11,250 discount) on or before the date that is ninety (90) days from the Purchase Price Date, or (b) the sum of $97,500 (meaning Borrower would receive a $5,000 discount) on any date after the date that is ninety (90) days from the Purchase Price Date but on or before the date that is one hundred thirty-five (135) days from the Purchase Price Date (the "Prepayment Opportunity Date"). If Borrower does not repay the entire Outstanding Balance of this Note on or before the Prepayment Opportunity Date, it shall receive no prepayment discount and must pay the entire Outstanding Balance of this Note in full on or before the Maturity Date. Lender has the right at any time following an Event of Default, at its election, to convert (each instance of conversion is referred to herein as a "Conversion") all or any part of the Outstanding Balance into shares ("Conversion Shares") of fully paid and non-assessable common stock, $0.0001 par value per share ("Common Stock"), of Borrower as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the "Conversion Amount") divided by the Conversion Price. The conversion price (the "Conversion Price") for each Conversion (as defined below) shall be equal to the product of 70% (the "Conversion Factor") multiplied by the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding the applicable Conversion. On March 31, 2016, Tangiers Global LLC Purchased $115,019 of the note from St. George Investments, resulting in a balance of $25,071 owing to St. George Investments. During the year ended September 30, 2016, principal and interest of $85,348 and $3,008, respectively, was converted into 162,246,500 shares of common stock. There was $0 of principal and $0 of accrued interest due as of September 30, 2016.

SIGNAL BAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DERIVATIVE LIABILITIES

 As of September 30, 2016 and 2015 the Company had a $775,246 and $200,460 derivative liability balance on the balance sheets and recorded a loss from derivative liability fair value adjustments of $1,434,540 and $120,460 during the years ended September 30, 2016 and 2015, respectively. The derivative liability activity comes from convertible notes payable as follows:

As discussed in Note 7 – Convertible Notes Payable, the Company issued a $102,500 Convertible Promissory Notes to an unrelated party that matured on January 23, 2016. The note bears interest at a rate of 22% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the note was $200,460 which was recorded as a derivative liability on the balance sheet.

During the year ended September 30, 2016, the noteholder elected to assign $115,019 of principal to an unrelated party and converted all of the remaining outstanding principal and accrued interest to common stock. At September 30, 2016, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $26,730 gain from change in fair value of derivatives and a write off of derivative liability due to conversion of $58,711 for the year ended September 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 289%, (3) risk-free interest rate of .23%, (4) expected life of 0.24 of a year, and (5) estimated fair value of the Company’s common stock of $0.0013 per share.

As discussed in Note 7 – Convertible Notes Payable, the Company issued a $25,000 Convertible Promissory Notes to an unrelated party that matures on February 19, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the note was $48,841 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $25,000 which was up to the face value of the convertible note with the excess fair value at initial measurement of $23,841 being recognized as a loss on derivative fair value measurement.

During the year ended September 30, 2016, the noteholder elected to convert all outstanding principal and accrued interest to common stock. At September 30, 2016 the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $115,343 loss from change in fair value of derivatives and a write off of derivative liability due to conversion of $164,184 for the year ended September 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 272%, (3) risk-free interest rate of .49%, (4) expected life of 0.43 of a year, and (5) estimated fair value of the Company’s common stock of $0.0172 per share.

SIGNAL BAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DERIVATIVE LIABILITIES (CONTINUED)

As discussed in Note 7 – Convertible Notes Payable, the Company issued a $25,000 Convertible Promissory Notes to an unrelated party that matures on February 19, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the note was $88,643 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $25,000 which was up to the face value of the convertible note with the excess fair value at initial measurement of $88,643 being recognized as a loss on derivative fair value measurement.

During the year ended September 30, 2016, the noteholder elected to convert all outstanding principal and accrued interest to common stock. At September 30, 2016 the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $0 loss from change in fair value of derivatives and a write off of derivative liability due to conversion of $88,643 for the year ended September 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 273%, (3) risk-free interest rate of .48%, (4) expected life of 0.42 of a year, and (5) estimated fair value of the Company’s common stock of $0.0103 per share.

As discussed in Note 7 – Convertible Notes Payable, the Company issued a $115,019 Convertible Promissory Notes to an unrelated party that matures on March 21, 2017. The note bears interest at a rate of 0% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the note was $115,019 which was transferred from the existing convertible noteholder. Due to changes in certain features of the note, the Company recorded an additional derivative liability of $38,767 which was recorded as a loss on the fair value measurement resulting in a total derivative liability of $153,786.

During the year ended September 30, 2016, the noteholder elected to convert all outstanding principal and accrued interest to common stock. At September 30, 2016 the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $609,430 loss from change in fair value of derivatives and a write off of derivative liability due to conversion of $763,216 for the year ended September 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 294%, (3) risk-free interest rate of .47%, (4) expected life of 0.56 of a year, and (5) estimated fair value of the Company’s common stock of $0.0089 per share.

As discussed in Note 7 – Convertible Notes Payable, the Company issued a $27,500 Convertible Promissory Notes to an unrelated party that matures on March 21, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

SIGNAL BAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DERIVATIVE LIABILITIES (CONTINUED)

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the note was $36,769 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $25,000 which was up to the face value of the convertible note with the excess fair value at initial measurement of $11,769 being recognized as a loss on derivative fair value measurement.

At September 30, 2016 the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $123,590 and recorded a $86,821 loss from change in fair value of derivatives for the year ended September 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 284%, (3) risk-free interest rate of .45%, (4) expected life of 0.47 of a year, and (5) estimated fair value of the Company’s common stock of $0.0174 per share.

As discussed in Note 7 – Convertible Notes Payable, the Company issued a $76,500 Convertible Promissory Notes to an unrelated party that matures on May 19, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the note was $166,260 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $70,000 which was up to the face value of the convertible note with the excess fair value at initial measurement of $96,260 being recognized as a loss on derivative fair value measurement.

At September 30, 2016 the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $325,828 and recorded a $159,568 loss from change in fair value of derivatives for the year ended September 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 316%, (3) risk-free interest rate of .45%, (4) expected life of 0.63 of a year, and (5) estimated fair value of the Company’s common stock of $0.0174 per share.

As discussed in Note 7 – Convertible Notes Payable, the Company issued a $76,500 Convertible Promissory Notes to an unrelated party that matures on May 19, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the note was $255,582 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $70,000 which was up to the face value of the convertible note with the excess fair value at initial measurement of $185,582 being recognized as a loss on derivative fair value measurement.

At September 30, 2016 the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $325,828 and recorded a $70,246 loss from change in fair value of derivatives for the year ended September 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 316%, (3) risk-free interest rate of .45%, (4) expected life of 0.63 of a year, and (5) estimated fair value of the Company’s common stock of $0.0174 per share.

SIGNAL BAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DERIVATIVE LIABILITIES (CONTINUED)

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2015:

Fair Value of Embedded Derivative Liabilities:
Balance, September 30, 2014	$-
Initial measurement of derivative liabilities	126,987
Change in fair market value	73,473
Write off due to conversion	-
Balance, September 30, 2015	$200,460

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2016:

Fair Value of Embedded Derivative Liabilities:
Balance, September 30, 2015	$200,460
Initial measurement of derivative liabilities	634,862
Change in fair market value	1,014,678
Write off due to conversion	(1,074,754)
Balance, September 30, 2016	$775,246

The following table summarizes the loss on derivative liability included in the income statement for the financial years ended September 30, 2016 and 2015, respectively.

	September 30,
	2016	2015

Day one loss due to derivatives on convertible debt	$419,862	$24,487
Change in fair value of derivatives	1,014,678	95,973
Total derivative expense	$1,434,540	$120,460

 NOTE 10 – INCOME TAXES

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

 SIGNAL BAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES (CONTINUED)

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended September 30, 2016 and 2015 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
-

Net deferred tax assets consisted of the following:

	September 30, 2016	September 30, 2015
Net operating loss carry forward	$728,834	$527,441
Valuation allowance	(728,834)	(527,441)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	September 30, 2016	September 30, 2015
Computed federal income tax expense at statutory rate of 35%	$(893,232)	$(527,411)
Depreciation and amortization	31,309	-
Common stock issued for services	48,456	-
Common stock issued under employee incentive plan	16,266	-
Stock option expense	2,756	-
Amortization of debt discounts	73,033	-
Default penalties on convertible notes payable	17,930	-
Change in derivative liability	502,089	-
Change in valuation allowance	201,393	527,441
Income tax expense	$-	$-

 SIGNAL BAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Testing Services

The Company provides analytical testing services to the cannabis industry under the EVIO Labs brand. As of September 30, 2016, EVIO Labs has three operating labs, CR Labs, Inc. d/b/a EVIO Labs, Bend, EVIO Labs Eugene d/b/a Oregon Analytical Services and Smith Scientific Industries d/b/a Kenevir Research. EVIO Labs clients are located in Oregon and consist of growers, processors and dispensaries. Operating under the rules of the Oregon Health Authority, EVIO Labs certifies products have been tested and are free from pesticides and other containments before resale to patients and consumer in the State of Oregon.

Year ended September 30, 2016	Corporate	Consulting Services	Testing Services	Total Consolidated
Revenue	$-	$255,282	$305,679	$560,961
Segment loss from operations	(300,814)	(252,512)	(239,222)	(792,548)
Total assets	47,911	113,873	2,024,212	2,185,996
Capital expenditures	-	-	(11,699)	(11,699)
Depreciation and amortization	-	23,688	65,766	89,454

Year ended September 30, 2015	Corporate	Consulting Services	Testing Services	Total Consolidated
Revenue	$-	$122,364	$2,835	$125,199
Segment loss from operations	-	(1,282,921)	(14,416)	(1,297,337)
Total assets	-	678,234	50,489	728,723
Capital expenditures	-	5,694	-	5,694
Depreciation and amortization	-	16,601	409	17,010

 SIGNAL BAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONCENTRATIONS OF RISK

The Company had revenues of $560,961 and $125,199 for the years ended September 30, 2016 and 2015, respectively. The Company had two customers that represented 93% of revenue for year ended September 30, 2015. The Company did not have any customer that represented greater than 10% of revenues during the year ended September 30, 2016.

NOTE 13 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the year ended September 30, 2016 and 2015:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2015	-	$-
Granted	31,500,000	0.004
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, September 30, 2016	31,500,000	$0.004

The following table discloses information regarding outstanding and exercisable options and warrants at September 30, 2016:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.004	31,500,000	$0.004	4.88	-	$0.004
	31,500,000	$0.004	4.88	-	$0.004

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

September 30, 2016
Expected term of options granted	5 years
Expected volatility	409%
Risk-free interest rate	1.14%
Expected dividend yield	0%

 SIGNAL BAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS

On various dates from October 1, 2016 through February 8, 2017, the Company issued 9,269,900 shares of common stock for services valued at $166,273; 968,750 common shares valued at $25,381 to its employees under the employee equity incentive program; 41,851,494 common shares for the conversion of $302,450 of principal on convertible notes and 2,425,603 common shares for the conversion of $14,006 of accrued interest. All conversions of convertible note principal and accrued interest were done at contractual rates.

The Company issued 114,500 shares of Series D Preferred Stock for cash proceeds of $114,500.

On October 19, 2016, the Company issued a total of 4,500,000 incentive stock options to its employees under the employee equity incentive program. The options vest 50% upon the one year anniversary with the remaining 50% upon the two year anniversary, carry an exercise price of $0.013 per share and expire on October 19, 2021.

On October 19, 2016, the Company entered into a Membership Interest Purchase Agreement to purchase 100% of the ownership of Greenhaus Analytical Labs, LLC. for 460,000 shares of Series “D” preferred stock and a $340,000 promissory note. In conjunction with the acquisition, the Company entered into an employment agreement with Greenhaus founder Henry Grimmett. The term of the agreement is for 15 months at a rate of $4,000 per month. Mr. Henry Grimmett was also appointed to the Company’s Board of Directors. The Company also executed a $240,000 promissory note guaranteeing repayment of loan to company from Mr. Grimmett.

On October 26, 2016, the Company entered in to an Asset Purchase Agreement with Green Style Consulting, LLC. Effective, November 1, 2016, the company owned all assets of Green Style Consulting, LLC d/b/a Green Style Analytics, including 1,300 client names, analytical testing equipment, brands/websites, and the vanity toll-free number 844-420-TEST for 210,000 shares of Series “D” preferred stock, $20,000 cash down payment and a $50,000 promissory note.

On December 21, 2016, the Company received a conversion request from the Series A Convertible Preferred Shareholder. The shareholder converted 100% of the 1,840,000 Series A Preferred Shares in exchange for 43,875,285 common shares. Upon conversion of the Series A Convertible Shares, the Board of Directors voted to retire the Series A Preferred Stock.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Rule 308(b) of Regulation S-K, which permits the Company to provide only management’s report in this Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of September 30, 2016:

Independent Directors: The Company intends to obtain at least 3 independent directors at its 2017 annual shareholder meeting. The cost associated to the addition in minimal and not deemed material.

No Segregation of Duties: Ineffective controls over financial reporting: The Company hired additional staff members, either as employees or consultants, during October and November 2016. These additional staff members will be responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities. The costs associated with the hiring the additional staff members will increase the Company's Sales, General and Administration (SG&A) Expense. It is anticipated the cost of the new staff members will be approximately $70,000 per year. As of September 30, 2016, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner.

No audit committee: After the election of the independent directors at the 2017 annual shareholder meeting, the Company expects that an Audit Committee will be established. The cost associated to the addition an audit committee are minimal and not deemed material.

Written Policies & Procedures: We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

Management’s Remediation Initiatives

As our resources allow, we will add financial personnel to our management team. We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. Upon the addition of independent directors, we will create an audit committee made up of our independent directors.

As of September 30, 2016, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year. The Company’s management hired, as soon as its financial position permitted it to do so, additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $100,000 per year which would allowed the Company to hire two new staff members.

(b) Changes in Internal Control Over Financial Reporting

We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Position
William Waldrop	48	CEO and Director
Lori Glauser	47	COO, President, and Director
Henry Grimmett	67	Director
Anthony Smith, Ph.D.	47	CSO and Director

William H. Waldrop – Chairman of the Board and Chief Executive Officer

Mr. Waldrop is our CEO and member of the Board of Directors. Mr. Waldrop has over 20 years’ experience in corporate formation, operations, financing and leadership. Ms. Glauser formed Signal Bay in August, 2014 as an industry advisory firm. In 2010, Mr. Waldrop founded Newport Commercial Advisors, which assists start-up and high-growth companies in developing and executing their business strategies. From 2006 – 2009, Mr. Waldrop was the Co-Founder and President of CMP Capital, a national commercial finance company. CMP Capital provided finance solutions for the transportation and construction industries. From 2004 – 2005, Mr. Waldrop was the President and Chief Operating Officer of College Partnership. College Partnership was publicly traded company that assists high school students with their college selection and financial aid. From 2002 – 2005, Mr. Waldrop was the CEO and President of Vision Direct Marketing, a full-service marketing company. Vision Direct Marketing was acquired by College Partnership. From 2000 – 2002, Mr. Waldrop was Vice President of Operations at Leading Edge Broadband, a start-up international telecommunications company, he designed and operated network managing call traffic between the United States and the Philippines for International Call Centers. From 1992 – 2000, Mr. Waldrop was a Senior Manager at AirTouch Cellular, now Verizon Wireless, he managed a 44-Store, $100 million annual revenue distribution channel. Mr. Waldrop received a B.S. from California State University of Long Beach, 1991 and an MBA in Finance and Entrepreneurship from the University of Southern California, 1997.

Lori Glauser– COO, President and Director

Ms. Glauser is our COO, President and member of the Board of Directors. Ms. Glauser formed Signal Bay in August, 2014 as an industry advisory firm. Ms. Glauser has over 20 years’ experience in engineering, consulting, and startups, and has expertise in business planning, business process design, financial forecasting, risk, customer experience, supply chain management, energy management, and utility rates design. She has experience with regulatory and policy issues, and has supported development of witness testimony documents. From 2011 – 2014, Ms. Glauser worked as a Senior Manager at Ernst & Young where led programs related to energy management, smart grid programs, and energy theft and security issues for electric utilities. From 2010 – 2012, Ms. Glauser was a managing consultant at IBM where she primarily led the development of business processes for NV Energy’s smart thermostat program. From 2006 – 2010, she worked at Itron Inc. as product manager for smart grid software systems. In 2008, Lori was a finalist in the California Clean Tech Open competition for Tangerine Network Devices, a smart energy and water management platform for commercial businesses. From 2004 – 2006 as Associate Director at SNL Financial, she had a key role in developing s business intelligence platform for energy companies which provided financial and operating data, as well as original news and research to the investment community. From 1997 – 2004, Lori worked with emerging companies including Resource Data International, where Ms. Glauser provided advisory services to the energy industry. She also formed Signal Bay, LLC to provide independent consulting services in the area of sustainability. From 1991 – 1997, Ms. Glauser performed design and field engineering work at nuclear power plants, and worked as a management consultant to the utility industry. Lori has a BS in mechanical engineering from the University of New Hampshire, 1991, and an MBA from University of Alabama, 1995. Lori was also adjunct instructor of Project Management at the Metropolitan State College of Denver.

Anthony Smith, Ph.D., Director and Chief Science Officer of EVIO Labs

Executive Scientist and founder of Kenevir Technologies, LLC and Kenevir Research Labs, Dr. Anthony Smith received his Ph.D. from Oregon State University in Molecular & Cellular Biology with an emphasis on biochemistry, metabolism and nutrition. He brings over 15 years of natural product research, quality assurance, product development, GMP manufacturing, FDA & regulatory experience and analytical expertise to Kenevir Research. Dr. Smith was recently appointed to the Oregon governor’s Task Force on Researching the Medicinal and Public Health Properties of Cannabis.

Henry Grimmett, MA, Director and President of EVIO Labs

Mr. Grimmett, co-founder of GreenHaus Analytical Labs, has been a successful career entrepreneur. Mr. Grimmett started his first business while still in college harvesting abalone and sea weed. Mr. Grimmett had the great fortune of studying plant biochemistry and plant physiology with David Rayle and Steve Johnson at San Diego State University, who were conducting pioneering research on IA (auxin) and other growth hormones in plants and received his degree in Botany. Over the years, he worked extensively with pesticides and herbicides studying their efficacy and environmental effects. Mr. Grimmett was a licensed real estate broker where he owned three Red Carpet real estate franchises. He had obtained a securities license and syndicated real estate and more recently he and his wife Susan founded Glass Alchemy where they introduced many new colors into the borosilicate glass palette. Henry brings a strong research bent to the company as well as experience with regulatory compliance and accreditation protocols.

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

Committees of the Board of Directors

The Company does not presently have a separately designated audit committee, compensation committee, nominating committee, executive committee or any other committees of its Board of Directors. As such, the Board of Directors acts in those capacities. The Company believes that committees of the Board are not necessary at this time given that the Company is in its exploration stage. However, the Board of Directors will continue to study this matter, and the Company plans to add Board members and/or committees of the Board as its business develops.

Audit Committee Financial Expert

Neither, Mr. Waldrop or Ms. Glauser does not qualify as an “audit committee financial expert.” The Company believes that the cost related to retaining such a financial expert at this time is prohibitive, given its current operating and financial condition. Further, because the Company is in the development stage of its business operations, it believes the services of an audit committee financial expert are not warranted at this time.

ITEM 11. EXECUTIVE COMPENSATION

The Companies’ officers and director have received the annual salary listed below for the services rendered on behalf of the Company:

	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
William Waldrop,	2016	$1	$-	$-	$60,026	$60,027
CEO, Director (1)(2)	2015	1	-	276,000	60,000	336,001

Lori Glauser, President,	2016	1	-	-	11,000	1
COO, Director (1)(2)	2015	1	-	276,000	-	276,001

________________

(1)	Mr. Waldrop's company Newport Commercial Advisors received compensation for his management services.
(2)	Commencing in Fiscal Year 2017, it is projected that the CEO and COO will begin to earn a base salary upon receipt of funding or significant company revenues.

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

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of our common stock, except to the extent authority is shared by spouses under community property laws. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of the Company, 62930 O. B. Riley Rd, Suite 300, Bend, OR 97703.

			Series B		Series C
	Common Stock SharesBeneficially	Percentage	Preferred Stock SharesBeneficially	Percentage	Preferred Stock SharesBeneficially	Percentage	Total Voting
Name	Owned	Class	Owned	Class	Owned	Class	Power
William Waldrop	139,500,000	8.7%	2,500,000	50%			24.2%
Lori Glauser	139,500,000	8.7%	2,500,000	50%			24.2%
Anthony Smith					300,000	60%	9.3%
Sara Lausmann					200,000	40%	6.2%

All officers and directors as a group (3 persons)	57.70%

All officers, directors and 5% holders as a group (4 persons)	63.90%

____________
(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.
(2)	Figures may not add up due to rounding of percentages.
	(a)	The Series B Preferred converts into Common Stock at a ratio of 1:100.
	(b)	The Series B Preferred Stock has voting rights equal to 100 votes for each 1 share of owned.
	(c)	The Series C Preferred converts in Common Stock at a ratio of 1:500.
	(d)	The Series C Preferred Stock has voting rights equal to 500 votes for each 1 share of owned.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Libra Wellness Center, LLC Related Transactions and Divestiture

On June 22, 2015, the Company purchased a 4% ownership of Libra Wellness Center, LLC from Lori J Glauser, our COO for $40,000.  Libra Wellness Center, LLC subsequently obtained additional financing resulting in our ownership being diluted to 1.5%. The $40,000 was to be paid in one installment due no later than April 1, 2016.  On June 16, 2016, the Company was engaged by Libra Wellness Center, LLC to provide advisory services in the amount of $12,750. The Company received regulatory approval to sell its interest in Libra Wellness Center on September 29, 2016. As of September 30, 2016, the company had not received payment for the divesture resulting in a $40,000 receivable as of September 30, 2016.

Asset Purchase Agreement of Oregon Analytical Services, LLC

On May 24, 2016, the Company executed an asset purchase agreement with Sara Lausmann, managing member owner of Oregon Analytical Services, LLC, for $972,500.  The terms of the purchase required the issuance of 200,000 shares of Series C Preferred Stock, valued at $80,000, $72,500 in a short-term loan and $700,000 in a long-term note.  During the year ended September 30, 2016, the Company repaid $34,916 to Sara Lausmann, Vice President Client Services. The total amount owed is $737,584 and $0 as of September, 2016 and September 30, 2015, respectively. As of September 30, 2016, $37,584 and $700,000 are included in the accompanying consolidated balance sheets as current and long-term portions of notes payable to related party, respectively. The notes carry interest at a rate of 5% per annum and had accrued interest totaling $13,521 due as of September 30, 2016.

Acquisition of Smith Scientific Inc.

On June 1, 2016, the company executed a share purchase agreement with Anthony Smith, for the purchase of 80% of Smith Scientific Industries for $636,000. The terms of the purchase required the issuance of 300,000 shares of Series C Preferred Stock, valued at $135,000 and $336,000 in a promissory note.  During the year ended September 30, 2016, the Company repaid $25,000 to Anthony Smith, our Chief Science Officer. The note carries interest at a rate of 5% per annum. There was $311,000 and $0 of principal due as of September 30, 2016 and 2015 and $5,155 and $0 of accrued interest due as of September 30, 2016 and 2015, respectively.

Director Independence

Our board of directors currently consists of William, our Chief Executive Officer; Lori Glauser, our President and Chief Operating Officer; Anthony Smith, our Chief Science Officer and Henry Grimmett, President of EVIO Labs. As executive officers, none of our current Board members qualify as “independent” under standards of independence set forth by national securities exchanges, thus we do not have a majority of our board comprised of “independent directors”. However, as our common stock is currently quoted on the OTC Bulletin Board, we are not currently subject to corporate governance standards of listed companies.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal years ended September 30, 2016 and 2015:

	Fiscal Year 2016	Fiscal Year 2015

Audit Fees	$52,050	$16,500

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description
10.1	2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of the Form S-8 filed with the Securities and Exchange Commission by Signal Bay, Inc. on April 6, 2015)
10.2	Amended and Restated 2015 Equity Incentive Plan (See Exhibit 10.2)
10.3

Agreement for Sale and Purchase of Business Assets of Oregon Analytical Services, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Signal Bay, Inc. on May 25, 2016)

10.4	Stock Purchase Agreement for 80% of Smith Scientific Industries, Inc. (Exhibit 10.4)
10.5	Employment Agreement between EVIO Inc. and Anthony R. Smith dated as of June 1, 2016 (Exhibit 10.5)
10.6	Membership Interest Purchase Agreement with Greenhaus Analytical Labs, LLC dated October 19, 2016 (Exhibit 10.6)
10.7	Employment Agreement between EVIO Inc. and Henry Grimmett dated as of October 19, 2016 (Exhibit 10.7)
10.8	Agreement for Sale and Purchase of Business Assets of Green Style Consulting, LLC dated November 1, 2016.
31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2017.

SIGNAL BAY, INC.

By:	/s/ William Waldrop
William Waldrop
Chief Executive Officer

By:	/s/ Christian Carnell
Christian Carnell
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on February 23, 2017.

By:	/s/ William Waldrop
William Waldrop
Director & Principal Executive Officer

By:	/s/ Lori Glauser
Lori Glauser
Director

By:	/s/ Anthony Smith
Anthony Smith
Director

By:	/s/ Henry Grimmett
Henry Grimmett
Director

