Form 10-Q
period 2016-12-31
SIGNAL BAY, INC.
filed 2017-04-19
CIK 715788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of April 19, 2017
Common stock, par value $0.0001 per share	952,467,800
Class A Preferred Stock, par value $0.0001 per share	0
Class B Preferred Stock, par value $0.0001 per share	5,000,000
Class C Preferred Stock, par value $0.0001 per share	500,000
Class D Preferred Stock, par value $0.0001 per share	832,500

 SIGNAL BAY, INC.

FORM 10-Q

December 31, 2016

PART I -- FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SIGNAL BAY, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31, 2016	September 30, 2016
ASSETS

Current assets
Cash	$151,883	$57,486
Accounts receivable	241,521	9,483
Prepaid expenses	12,176	-
Other current asset	-	40,000
Note receivable	-	25,000
Total current assets	405,580	131,969

Fixed assets, net of accumulated depreciation of $96,523 and $68,610, respectively	409,974	205,842
Security deposits	9,271	6,476
Intangible assets, net of accumulated amortization of $74,243 and $49,319	638,658	426,301
Goodwill	2,415,057	1,415,408

Total assets	$3,878,540	$2,185,996

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$518,427	$223,316
Client deposits	151,049	22,500
Interest payable	41,610	27,197
Capital lease obligation, current	29,510	-
Derivative liability	190,280	775,246
Convertible notes payable, net of discounts of $33,130 and $121,496, respectively	120,171	257,605
Loan payable, current	45,688	77,375
Loans payable, related party, current	368,376	333,007
Total current liabilities	1,465,111	1,716,246

Capital lease obligation, net of current portion	75,610	-
Loans payable, related party, net of current portion	1,408,412	876,751
Total liabilities	2,949,133	2,592,997

Stockholders' equity (deficit)
Series A Convertible Preferred Stock, Par Value $0.0001; 1,840,000 authorized; 0 and 1,840,000 shares issued and outstanding at December 31, 2016 and September 30, 2016, respectively	-	184
Series B Convertible Preferred Stock, Par Value $0.0001; 5,000,000 authorized; 5,000,000 shares issued and outstanding at December 31, 2016 and September 30, 2016, respectively	500	500
Series C Convertible Preferred Stock, Par Value $0.0001; 500,000 authorized; 500,000 shares issued and outstanding at December 31, 2016 and September 30, 2016, respectively	50	50
Series D Convertible Preferred Stock, Par Value $.0001; 1,000,000 authorized; 832,500 and 48,000 shares issued and outstanding at December 31, 2016 and September 30, 2016, respectively	83	5
Common Stock, Par Value $.0001, 3,000,000,000 authorized; 946,192,800 and 850,064,268 issued and outstanding at December 31, 2016 and September 30, 2016, respectively	94,619	85,006
Additional Paid in Capital	5,499,334	3,351,452
Accumulated Deficit	(4,857,894)	(4,032,177)
Total stockholders' equity (deficit)	736,692	(594,980)
Non-controlling interest	192,715	187,979
Total equity (deficit)	929,407	(407,001)

Total liabilities and stockholders' equity (deficit)	$3,878,540	$2,185,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIGNAL BAY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31,
Revenues	2016	2015
Testing services	$568,578	$39,638
Consulting services	99,878	131,086
Total revenue	668,456	170,724

Cost of revenue
Testing services	559,277	100,896
Consulting services	12,500	37,534
Depreciation and amortization	18,302	-
Total cost of revenue	590,079	138,430

Gross margin	78,377	32,294

Operating expenses
Selling, general and administrative	435,158	123,809
Depreciation and amortization	34,535	12,030
Total operating expenses	469,693	135,839

Loss from operations	(391,316)	(103,545)

Other income (expense)
Interest expense	(323,422)	(51,753)
Loss on disposal of asset	-	(719)
(Loss) gain on change in fair market value of derivative liabilities	(106,243)	86,413
Total other income (expense)	(429,665)	33,941

Net loss	$(820,981)	$(69,604)
Gain (loss) attributable to non-controlling interest	4,736	(4,721)
Net loss attributable to Signal Bay, Inc.	$(825,717)	$(64,883)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	883,348,109	399,435,484

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIGNAL BAY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(820,981)	$(69,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	166,924	48,999
Loss on disposal of asset	-	719
Depreciation and amortization expense	52,837	12,030
Amortization of debt discount	293,316	51,250
Loss (gain) on derivative liability	106,243	(86,413)
Reduction of security deposit for rent expense	2,095	-
Changes in operating assets and liabilities:
Accounts receivable	(210,271)	4,805
Prepaid expenses	(11,876)	5,000
Other current asset	40,000	-
Security deposits	(4,190)	(6,476)
Accounts payable and accrued liabilities	221,243	19,039
Interest payable	28,420	-
Customer deposits	128,549	18,975
Net cash used in operating activities	(7,691)	(1,676)

Cash flows from investing activities
Purchase of equipment	(26,314)	(9,253)
Net cash paid in acquisitions of subsidiaries	(6,930)	-
Net cash used in investing activities	(33,244)	(9,253)

Cash flows from financing activities
Proceeds from the issuance of series D preferred stock	114,500	-
Proceeds from convertible notes, net of original issue discounts and fees	70,000	-
Payment on loan payable	(31,687)	-
Proceeds from notes payable - related party	80,000	-
Payments on notes payable - related party	(97,481)	(3,263)
Net cash provided by financing activities	135,332	(3,263)

Net cash increase for period	94,397	(14,192)
Cash balance, beginning of period	57,486	25,966
Cash balance, end of period	$151,883	$11,774

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$91
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and accrued interest into common stock	$316,457	$-
Conversion of Series A Preferred stock to common stock	$4,388	$-
Reclassification of derivative liability to additional paid in capital	$889,509	$-
Acquisition of Green Style Consulting assets through issuance of preferred shares and note payable	$260,000	$-
Acquisition of Greenhaus Analytical Labs, LLC through issuance of preferred shares and note payable	$800,000	$-
Debt discount from derivative liability	$198,300	$-
Capital leases financed through accounts payable	$105,120	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIGNAL BAY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

On October 26, 2016, the Company entered in to an Asset Purchase Agreement with Green Style Consulting, LLC which was closed on November 1, 2016.

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

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on Signal Bay, Inc.’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Signal Bay, Inc.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Reclassification of Prior Period Presentation

Certain amounts have been reclassified on the September 30, 2016 balance sheet to conform to current period presentation. Specifically, websites and domains net of accumulated amortization of $31,178 have been reclassified on the balance sheet to be included in intangibles assets where previously they were included in fixed assets. These reclassifications have no impact on net loss.

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

The following table sets forth by level with the fair value hierarchy the Company's financial assets and liabilities measured at fair value on
December 31, 2016:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$190,280	$190,280

The following table sets forth by level with the fair value hierarchy the Company's financial assets and liabilities measured at fair value on
September 30, 2016:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$775,246	$775,246

Recently Issued Accounting Pronouncements

In February 2015, the FASB issued ASC 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis." This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company adopted has this standard and determined it does not have a significant impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” This update eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. The new standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company has adopted this guidance and the adoption of this guidance did not have an impact on the Company’s results of operations, financial position, or cash flows for the three months ended December 31, 2016 or 2015.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

NOTE 3 – ACQUISITIONS

Greenhaus Analytical Labs, LLC (or “GHA”)

On October 19, 2016, the Company entered into a Membership Interest Purchase Agreement to purchase 100% of the ownership of Greenhaus Analytical Labs, LLC. for 460,000 shares of Series “D” preferred stock and a $340,000 promissory note.

The Company applied the acquisition method to the business combination and valued each of the assets acquired (cash, accounts receivable, prepaid expenses, security deposits, customer lists, certain testing licenses and property, plant and equipment) and liabilities assumed (accounts payable, related party payables and notes payable) at fair value as of the acquisition date. The cash, accounts receivable and accounts payable were deemed to be recorded at fair value as of the acquisition date. The Company determined the fair value of property, plant and equipment to be historical book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed. Under the purchase agreement, the Company issued 460,000 shares of Series “D” preferred stock, valued at $460,000 and a $340,000 promissory note for total consideration of $800,000. The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS ACQUIRED
CASH	$13,070
ACCOUNTS RECEIVABLE	21,767
PREPAID EXPENSES	300
SECURITY DEPOSITS	700
PROPERTY PLANT AND EQUIPMENT	81,311
LICENSE	132,668
CUSTOMER LIST	43,562
GOODWILL	800,000
TOTAL ASSETS ACQUIRED	$1,093,378

LIABILITIES ASSUMED
ACCOUNTS PAYABLE	$(73,866)
RELATED PARTY PAYABLES	(194,512)
NOTES PAYABLE	(25,000)
TOTAL LIABILITIES ASSUMED	(293,378)

NET ASSETS ACQUIRED FROM GHA ACQUISITION	$800,000

Green Style Consulting, LLC

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

The Company applied the acquisition method to the business combination and valued each of the assets acquired (customer lists and property, plant and equipment) at fair value as of the acquisition date. The property, plant and equipment were deemed to be recorded at fair value as of the acquisition date. The Company determined the fair value of property, plant and equipment to be historical book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed. Under the purchase agreement, the Company issued 210,000 shares of Series “D” preferred stock, valued at $210,000, a cash payment of $20,000 and a $50,000 promissory note for total consideration of $280,000. Additionally, the Company has agreed to pay the sellers 20% of Evio California, Inc.’s net profits effective November 1, 2016 for a period of three years ending October 31, 2019. The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS ACQUIRED
PROPERTY PLANT AND EQUIPMENT	$19,300
CUSTOMER LIST	61,051
GOODWILL	199,649
TOTAL ASSETS ACQUIRED	$280,000

LIABILITIES ASSUMED	-
NET ASSETS ACQUIRED FROM GREEN STYLE ACQUISITION	$280,000

In accordance with ASC 805-10-50, the Company is providing the following unaudited pro-forma to present a summary of the combined results of the Company’s consolidated operations with all acquisitions. as if the acquisitions had been completed as of the beginning of the reporting period. Adjustments were made to eliminate any inter-company transactions in the periods presented.

SIGNAL BAY, INC.
UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31,
Revenues	2016	2015
Testing services	$608,774	$71,142
Consulting services	99,878	131,086
Total revenue	708,652	202,228

Cost of revenue
Testing services	596,813	123,732
Consulting services	12,500	37,534
Total cost of revenue	609,313	161,266

Gross margin	99,339	40,962

Operating expenses
Selling, general and administrative	439,259	156,535
Depreciation and amortization	28,660	12,030
Total operating expenses	467,919	168,565

Loss from operations	(368,580)	(127,603)

Other income (expense)
Interest expense	(323,878)	(52,775)
Loss on disposal of asset	-	(719)
(Loss) gain on change in fair market value of derivative liabilities	(106,243)	86,413
Total other income (expense)	(430,121)	32,919

Net loss	$(798,701)	$(94,684)

Future Amortization

The future amortization associated with the intangible assets acquired in the above mentioned and prior acquisitions is as follows:

For the years ended September 30,	Amortization
2017	$101,723
2018	135,630
2019	135,630
2020	135,630
2021	93,455
Thereafter	3,955
Total	$606,023

NOTE 4 – RELATED PARTY TRANSACTIONS

Through September 30, 2016, the Company received loans from its Chief Operating Officer totaling $96,000. Through September 30, 2016, the Company made repayments totaling $4,295. There were no repayments made during the three months ended December 31, 2016. There was $91,705 due as of December 31, 2016 and September 30, 2016, and is included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties. The loans carry a 0% interest rate and are due on demand.

During the three months ended December 31, 2016 and 2015, the Company incurred total expenses of $14,548 and $21,400 for management consulting services performed by Newport Commercial Advisors, an entity fully owned and controlled by our Chief Executive Officer. There was not a balance payable to Newport Commercial Advisors as of December 31, 2016 or September 30, 2016.

During the three months ended December 31, 2016, the Company received loans from its Chief Executive Officer totaling $80,000. The loans are non-interest bearing and due on demand. There was $80,000 due as of December 31, 2016.

During the three months ended December 31, 2016 the Company made repayments to Eric Ezrine, a shareholder of CR Labs, on an outstanding note payable totaling $3,574. The loans carry an interest rate of 0% per annum. There was $9,695 and $13,269 due as of December 31, 2016 and September 30, 2016, respectively. Additionally, the Company entered into a severance agreement with Mr. Ezrine whereby it agreed to make payments totaling $44,500 through August 2018. The Company made repayments of $4,000 during the three months ended December 31, 2016. There was $40,500 and $44,500 accrued as of December 31, 2016 and September 30, 2016.

Through March 31, 2016, our executive, administrative and operating offices were located at 2996 Panorama Ridge Dr. Henderson, NV 89052. The office space was being provided by one of our Directors at no cost to the Company.

On May 24, 2016, the Company executed an asset purchase agreement with Sara Lausmann, managing member owner of Oregon Analytical Services, LLC, for $972,500. The terms of the purchase required the issuance of 200,000 shares of Series C Preferred Stock, valued at $80,000, $72,500 in a short-term loan and $700,000 in a long-term note. During the three months ended December 31, 2016, the Company repaid $13,808 to Sara Lausmann, Vice President Client Services. The total amount owed is $723,776 and $737,584 as of December 31, 2016 and September 30, 2016, respectively. As of December 31, 2016 and September 30, 2016, $23,776 and $37,584 and $700,000 and $700,000 are included in the accompanying consolidated balance sheets as current and long-term portions of notes payable to related party, respectively. The notes carry interest at a rate of 5% per annum and had accrued interest totaling $22,642 and $13,521 due as of December 31, 2016 and September 30, 2016, respectively.

On June 1, 2016, the company executed a share purchase agreement with Anthony Smith, for the purchase of 80% of Smith Scientific Industries for $636,000. The terms of the purchase required the issuance of 300,000 shares of Series C Preferred Stock, valued at $135,000 and $336,000 in a promissory note. During the three months ended December 31, 2016, the Company repaid $25,000 to Anthony Smith, our Chief Science Officer. The note carries interest at a rate of 5% per annum. There was $286,000 and $311,000 of principal due as of December 31, 2016 and September 30, 2016 and $8,859 and $5,155 of accrued interest due as of December 31, 2016 and September 30, 2016, respectively.

On October 19, 2016, the Company assumed a $194,512 payable due to Henry Grimmett, and officer of Greenhaus and current Director of the Company, with its acquisition of Greenhaus Analytical Services, LLC. The note bears interest at 0% per annum and requires repayments of $25,000 quarterly. During the three months ended December 31, 2016, the Company made repayments totaling $11,100. There was a total of $183,412 due as of December 31, 2016 of which $100,000 is current and $83,412 is long term.

On October 19, 2016, the Company entered into a $340,000 note payable as part of its acquisition of Greenhaus Analytical Services, LLC. The note carries interest at a rate of 6% per annum and matures on October 16, 2020. There was $340,000 of principal and $4,248 of accrued interest due as of December 31, 2016.

On November 1, 2016, the Company entered into a $50,000 note payable to Green Style Consulting, LLC as part of the asset purchase agreement . Green Style Consulting, LLC Managing Member is our General Manager Northern California, who was hired by the Company concurrent to the asset purchase. The note carries interest at a rate of 5% per annum and matures on October 31, 2018. During the three months ended December 31, 2016, the Company made repayments of $1,000. There was $49,000 of principal and $411 of accrued interest due as of December 31, 2016.

Through September 30, 2016, the Company borrowed a total of $16,200 from our Chief Science Officer to fund operations. The loans are non-interest bearing, due on demand and as such are included in current liabilities. During the three months ended December 31, 2016, the Company made repayments totaling $3,000. There was $13,200 and $16,200 due as of December 31, 2016 and September 30, 2016, respectively.

NOTE 5 – EQUITY TRANSACTIONS

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

All 1,840,000 outstanding Series A Convertible Stock was converted into 43,875,385 of common shares during the three months ended December 31, 2016.

The Company has 0 and 1,840,000 shares of Series A Convertible Stock issued and outstanding as December 31, 2016 and September 30, 2016, respectively.

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

The Company has 5,000,000 shares of Series B Convertible Stock issued and outstanding as of December 31, 2016 and September 30, 2016.

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

There were 500,000 shares of Series C Convertible Stock issued and outstanding as of December 31, 2016 and September 30, 2016.

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

During the year ended September 30, 2016, the Company issued 48,000 shares of Series D Preferred Stock for cash proceeds of $48,000. During the three months ended December 31, 2016, the Company issued 114,500 shares of Series D Preferred Stock for cash proceeds of $114,500 and 670,000 shares of Series D Preferred Stock, valued at $670,000, in conjunction with the acquisitions as discussed in Note 3.

There were 832,500 and 48,000 shares of Series D Convertible Stock issued and outstanding as of December 31, 2016 and September 30, 2016, respectively.

Common Stock

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

During the three months ended December 31, 2016, the Company issued 7,976,150 common shares valued at $149,716 for services; 43,875,285 common shares for the conversion of 1,840,000 shares of Series A Preferred Stock; 41,851,494 common shares for the conversion of $302,450 of outstanding principal on convertible notes payable and 2,425,603 for the conversion of $14,006 of convertible accrued interest. All conversions of outstanding principal and accrued interest on convertible notes payable were done so at contractual terms.

There were 946,192,800 and 850,064,268 shares of common stock issued and outstanding at December 31, 2016 and September 30, 2016, respectively.

NOTE 6 – LOANS PAYABLE

The Company had the following loans payable outstanding as of December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
On July 22, 2016, the Company entered into a Purchase and Sale of Future Receivables agreement (the “Agreement”) with 1 Global Capital, LLC (“1GC”) for $50,000. The Agreement calls for 160 daily payments of $437.50, due on business days, for total payments of $70,000. The Company recognized an original debt discount of $20,000 as interest expense.	$23,188	$49,875

On May 24, 2016, the Company assumed a $27,500 Promissory note with annual interest of 5%, as part of the acquisition of Oregon Analytical Services (see note 3). The note is due on demand and requires quarterly payments.	22,500	27,500
	45,688	77,375
Less: current portion of loans payable	45,688	77,375

Long-term portion of loans payable	$-	$-

As of December 31, 2016 and September 30, 2016, the Company accrued interest of $1,998 and $638, respectively.

NOTE 7 – CONVERTIBLE DEBT

The following table summarizes all convertible notes outstanding as of September 30, 2016:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest
Noteholder 1	5/17/2016	5/18/2017	$76,650	$(5,867)	$70,783	$2,268
Noteholder 1	8/26/2016	8/26/2017	76,650	(6,650)	70,000	588
Noteholder 2	5/22/2016	5/23/2017	45,000	-	45,000	1,282
Noteholder 3	3/20/2016	3/21/2017	27,500	(12,959)	14,541	1,454
Noteholder 3	5/18/2016	5/19/2017	76,650	(48,510)	28,140	2,252
Noteholder 3	9/19/2016	5/19/2017	76,650	(47,510)	29,140	185
			$379,100	$(121,496)	$257,604	$8,029

The following table summarizes all convertible notes outstanding as of December 31, 2016:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest
Noteholder 1	8/26/2016	8/26/2017	76,650	(4,336)	72,314	2,137
Noteholder 3	9/19/2016	5/19/2017	76,650	(28,794)	47,856	1,730
			$153,300	$(33,130)	$120,170	$3,867

Noteholder 1

On May 17, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 18, 2017. The Note was convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company will bifurcate the conversion feature of the note and record a derivative liability upon the note qualifying for conversion rights on November 17, 2016. The Company may prepay the note during the first six months it is outstanding. During the three months ended December 31, 2016, the noteholder converted all outstanding principal and interest in exchange for a total of 11,157,314 common shares. There was $0 and $76,650 of principal and $0 and $2,268 of accrued interest due at December 31, 2016 and September 30, 2016, respectively.

On May 17, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 which was funded on December 1, 2016 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 18, 2017. The Note was convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company bifurcated the conversion feature of the note and recorded a derivative liability upon the note qualifying for conversion rights on December 13, 2016. During the three months ended December 31, 2016, the noteholder converted all outstanding principal and interest in exchange for a total of 7,164,083 common shares. There was $0 and $0 of principal and $0 and $0 of accrued interest due at December 31, 2016 and September 30, 2016, respectively.

On August 26, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on August 26, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company will bifurcate the conversion feature of the note and record a derivative liability upon the note qualifying for conversion rights on February 26, 2016. The Company may prepay the note during the first six months it is outstanding. There was $76,650 and $76,650 of principal and $2,137 and $588 of accrued interest due at December 31, 2016 September 30, 2016, respectively.

Noteholder 2

On May 23, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $45,000 resulting in cash proceeds to the Company of $45,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 23, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 72% of the lowest trade price of the Company's common stock for the ten prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company will bifurcate the conversion feature of the note and record a derivative liability upon the note qualifying for conversion rights on November 23, 2016. The Company may prepay the note during the first 90 days it is outstanding for a sum of 115% of the unpaid principal and accrued interest outstanding and within the next 90 days at a rate of 130% of the unpaid principal and accrued interest outstanding. The note may not be prepaid after 180 days from issuance. During the three months ended December 31, 2016, the noteholder elected to convert all outstanding principal and interest due in exchange for a total of 3,334,387 common shares. There was $0 and $45,000 of principal and $0 and $1,282 of accrued interest due at December 31, 2016 and September 30, 2016, respectively.

Noteholder 3

On March 21, 2016 the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $27,500 of which $2,500 was an original issue discount resulting in cash proceeds to the Company of $25,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 10%, is due on March 21, 2017. The Note is convertible into the Company's common stock commencing from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty-five prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company bifurcated the conversion feature of the note and recorded a derivative liability upon the note qualifying for conversion rights. The Company may prepay the note during the first 180 days it is outstanding at a graduated scale of 100% of the principal amount if repaid within 30 days from issuance; 110% of the principal during the next 30 days; 120% of the principal during the next 30 days; 130% of the principal during the next 30 days; 140% of the principal during the next 30 days and 150% of the principal during the next 30 days. The note may not be prepaid after 180 days without the expressed written consent of the noteholder. During the three months ended December 31, 2016, the noteholder elected to convert all outstanding principal and interest due in exchange for a total of 9,885,621 common shares. There was $0 and $27,500 of principal and $0 and $1,454 of accrued interest due at December 31, 2016 and September 30, 2016, respectively.

On May 19, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 19, 2017. The Note is convertible into the Company's common stock commencing from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company bifurcated the conversion feature of the note and recorded a derivative liability upon the note qualifying for conversion rights. The Company may prepay the note during the first 180 days it is outstanding at a rate of 115% of the outstanding principal amount during the first 90 days from issuance and 135% of the principal amount during the next 90 days. The note may not be prepaid without the consent of the noteholder after 180 days. During the three months ended December 31, 2016, the noteholder elected to convert all outstanding principal and interest due in exchange for a total of 12,735,692 common shares. There was $0 and $76,650 of principal and $0 and $2,252 of accrued interest due at December 31, 2016 and September 30, 2016, respectively.

On September 19, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount and $7,000 was paid to a third party on our behalf resulting in cash proceeds to the Company of $63,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 19, 2017. The Note is convertible into the Company's common stock commencing from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company bifurcated the conversion feature of the note and recorded a derivative liability upon the note qualifying for conversion rights. The Company may prepay the note during the first 180 days it is outstanding at a rate of 115% of the outstanding principal amount during the first 90 days from issuance and 135% of the principal amount during the next 90 days. The note may not be prepaid without the consent of the noteholder after 180 days. There was $76,650 and $76,650 of principal and $1,730 and $185 of accrued interest due at December 31, 2016 and September 30, 2016, respectively.

NOTE 8 – DERIVATIVE LIABILITY

As of December 31, 2016 and September 30, 2016 the Company had a $190,280 and $775,246 derivative liability balance on the balance sheets and recorded a loss from derivative liability fair value adjustments of $106,243 and gain of $86,413 during the three months ended December 31, 2016 and 2015, respectively. The derivative liability activity comes from convertible notes payable as follows:

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

During the three months ended December 31, 2016, the noteholder elected to convert all outstanding principal and interest due. At December 31, 2016 the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $55,525 loss from change in fair value of derivatives and a write off due to conversion of $179,115 for the three months ended December 31, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 279%, (3) risk-free interest rate of .48%, (4) expected life of 0.46 of a year, and (5) estimated fair value of the Company’s common stock of $0.0221 per share.

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

During the three months ended December 31, 2016, the noteholder elected to convert all outstanding principal and interest due. At December 31, 2016 the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $39,489 gain from change in fair value of derivatives and a write off due to conversion of $286,339 for the three months ended December 31, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 260%, (3) risk-free interest rate of .63%, (4) expected life of 0.49 of a year, and (5) estimated fair value of the Company’s common stock of $0.0285 per share.

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

At December 31, 2016 the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $190,280 and recorded a $135,548 gain from change in fair value of derivatives for the three months ended December 31, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 170%, (3) risk-free interest rate of .62%, (4) expected life of 0.38 of a year, and (5) estimated fair value of the Company’s common stock of $0.028 per share.

As discussed in Note 7 – Convertible Notes Payable, the Company issued a $76,500 Convertible Promissory Notes to an unrelated party that matures on May 18, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the note was $279,490 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $76,650 which was up to the face value of the convertible note with the excess fair value at initial measurement of $202,840 being recognized as a loss on derivative fair value measurement.

During the three months ended December 31, 2016, the noteholder elected to convert all outstanding principal and interest due. At December 31, 2016 the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $22,645 gain from change in fair value of derivatives and write off $256,845 due to conversion for the three months ended December 31, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 260%, (3) risk-free interest rate of .63%, (4) expected life of 0.48 of a year, and (5) estimated fair value of the Company’s common stock of $0.0285 per share.

As discussed in Note 7 – Convertible Notes Payable, the Company issued a $76,500 Convertible Promissory Notes to an unrelated party that matures on May 18, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the note was $136,874 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $76,650 which was up to the face value of the convertible note with the excess fair value at initial measurement of $60,224 being recognized as a loss on derivative fair value measurement.

During the three months ended December 31, 2016, the noteholder elected to convert all outstanding principal and interest due. At December 31, 2016 the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $31,054 gain from change in fair value of derivatives and write off $105,820 due to conversion for the three months ended December 31, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 245%, (3) risk-free interest rate of .66%, (4) expected life of 0.43 of a year, and (5) estimated fair value of the Company’s common stock of $0.0209 per share.

As discussed in Note 7 – Convertible Notes Payable, the Company issued a $45,000 Convertible Promissory Notes to an unrelated party that matures on May 23, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 28% discount from the lowest trading price in the ten trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the note was $69,650 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $45,000 which was up to the face value of the convertible note with the excess fair value at initial measurement of $24,650 being recognized as a loss on derivative fair value measurement.

During the three months ended December 31, 2016, the noteholder elected to convert all outstanding principal and interest due. At December 31, 2016 the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $8,260 gain from change in fair value of derivatives and write off $61,390 due to conversion for the three months ended December 31, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 253%, (3) risk-free interest rate of .63%, (4) expected life of 0.46 of a year, and (5) estimated fair value of the Company’s common stock of $0.0264 per share.

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2016:

Fair Value of Embedded Derivative Liabilities:
Balance, September 30, 2015	$200,460
Initial measurement of derivative liabilities	634,862
Change in fair market value	1,014,678
Write off due to conversion	(1,074,754)
Balance, September 30, 2016	$775,246

The following table summarizes the derivative liabilities included in the balance sheet at December 31, 2016:

Fair Value of Embedded Derivative Liabilities:
Balance, September 30, 2016	$775,246
Initial measurement of derivative liabilities	486,014
Change in fair market value	(181,471)
Write off due to conversion	(889,509)
Balance, December 31, 2016	$190,280

The following table summarizes the loss on derivative liability included in the income statement for the three months ended December 31, 2016 and 2015, respectively.

	December 31,
	2016	2015

Day one loss due to derivatives on convertible debt	$287,714	$-
Change in fair value of derivatives	(181,471)	(86,413)
Total derivative expense (gain)	$106,243	$(86,413)

NOTE 9 – INDUSTRY SEGMENTS

This summary reflects the Company's current segments, as described below.

Corporate

The parent Company provides overall management and corporate reporting functions for the entire organization.

Consulting

The Company provides advisory, licensing and compliance services to the cannabis industry under its brand Signal Bay Research. Consulting clients are located in states that have state regulated medical and/or recreational programs. Signal Bay Research assists these companies with license applications, business planning, state compliance and ongoing operational support.

Testing Services

The Company provides analytical testing services to the cannabis industry under the EVIO Labs brand. As of December 31, 2016, EVIO Labs has five operating labs: CR Labs, Inc. d/b/a EVIO Labs, Bend; EVIO Labs Eugene d/b/a Oregon Analytical Services; Smith Scientific Industries d/b/a Kenevir Research; Greenhaus Analytical Labs, LLC and Green Style Consulting LLC d/b/a EVIO Labs California. EVIO Labs clients are located in Oregon and California and consist of growers, processors and dispensaries. Operating under the rules of the appropriate state governing bodies, EVIO Labs certifies products have been tested and are free from pesticides and other containments before resale to patients and consumer in the States of Oregon and California.

Three months ended December 31, 2016	Corporate	Consulting Services	Testing Services	Total Consolidated
Revenue	$-	$99,878	$568,578	$668,456
Segment gain (loss) from operations	(215,342)	12,365	(188,339)	(391,316)
Total assets	50,562	143,370	3,684,608	3,878,540
Capital expenditures	-	(1,038)	(25,276)	(26,314)
Depreciation and amortization	-	5,974	46,863	52,837

Three months ended December 31, 2015	Corporate	Consulting Services	Testing Services	Total Consolidated
Revenue	$-	$131,086	$39,638	$170,724
Segment loss from operations	-	(81,070)	(22,475)	(103,545)
Total assets	-	648,206	59,498	707,704
Capital expenditures	-	-	9,253	9,253
Depreciation and amortization	-	9,293	2,737	12,030

NOTE 10 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the three months ended December 31, 2016:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2016	31,500,000	$0.004
Granted	4,000,000	0.013
Exercised	-	-
Forfeited	(1,000,000)	0.004
Expired	-	-
Outstanding, December 31, 2016	34,500,000	$0.005

The following table discloses information regarding outstanding and exercisable options and warrants at December 31, 2016:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.004	30,500,000	$0.004	4.62	-	$-
$0.013	4,000,000	0.013	4.80	-	-
Total	34,500,000	$0.005	4.65	-	$-

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

December 31, 2016
Expected term of options granted	5 years
Expected volatility	409-425%
Risk-free interest rate	1.14–1.24%
Expected dividend yield	0%

The Company recognized stock option expense of $17,208 and $0 during the three months ended December 31, 2016 and 2015, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On March 2, 2017, the Company entered into a convertible note payable which matures on March 2, 2018 for $125,000. The note carries interest at 8% per annum and is convertible into common stock of the Company after six months from issuance at a rate equal to 65% (representing a 35% discount) of the lowest trading price in the fifteen trading days immediately prior to conversion. The note may be repaid by the Company during the first six months from issuance at a rate of 115% of the outstanding balance if repaid during the first 90 days and 135% of the outstanding balance if repaid after 90 day but before 180 days.

On March 2, 2017, the Company entered into a separate convertible note payable which matures on March 2, 2018 for $125,000. The note carries interest at 8% per annum and is convertible into common stock of the Company after six months from issuance at a rate equal to 65% (representing a 35% discount) of the lowest trading price in the fifteen trading days immediately prior to conversion. The note may be repaid by the Company during the first six months from issuance at a rate of 115% of the outstanding balance if repaid during the first 90 days and 135% of the outstanding balance if repaid after 90 day but before 180 days.

On March 12, 2017, the holders of a majority of the Series B and C preferred stock of the Company elected to amend the Series B and C preferred stock designations to remove anti-reverse stock split provisions. The conversion of preferred stock to common stock shall now be downwardly adjusted upon a reverse stock split by the Company.

In February 2017, the Company issued 2,000,000 shares of common stock for cash proceeds of $20,000.

On various dates through April 19, 2017, the Company issued a total of 3,750,000 shares of common stock for services valued at $95,250 to consultants and a total of 525,000 shares of common stock valued at $13,219 under its employee Equity Incentive Plan.

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

Signal Bay Research provides industry research, business and market intelligence, and consulting services. We also publish industry information via online media, research reports, and publications. Our media properties include CANNAiQ.com, a business to business information portal and MarijuanaMath.com a general interest informational website for the cannabis industry. Signal Bay also offers the Cannabis Consultant Marketplace (CCM), a network of cannabis industry consultants.

Signal Bay Services provides operating services for licensed cannabis businesses. Signal Bay Services was engaged in a Management Services Agreement with Libra Wellness Center, LLC, a licensed cannabis production and processing establishment, to operate their marijuana processing facility in North Las Vegas, Nevada.

The Company provides analytical testing services to the cannabis industry under the EVIO Labs brand. As of December 31, 2016, EVIO Labs has five operating labs: CR Labs, Inc. d/b/a EVIO Labs, Bend; EVIO Labs Eugene d/b/a Oregon Analytical Services; Smith Scientific Industries d/b/a Kenevir Research; Greenhaus Analytical Labs, LLC and Green Style Consulting LLC d/b/a EVIO Labs California. EVIO Labs clients are located in Oregon and California and consist of growers, processors and dispensaries. Operating under the rules of the appropriate state governing bodies, EVIO Labs certifies products have been tested and are free from pesticides and other containments before resale to patients and consumer in the States of Oregon and California.

RESULTS OF OPERATIONS

Revenues and Costs of Revenues

				Percentage of Revenue
	2016	2015	Change	2016	2015
Testing services	$568,578	$39,638	$528,940	85%	23%
Consulting services	99,878	131,086	(31,208)	15%	77%
Total revenue	$668,456	$170,724	$497,732	100%	100%

Cost of revenue
Testing services	$577,579	$100,896	476,683	86%	59%
Consulting services	12,500	37,534	(25,034)	2%	22%
Total cost of revenue	590,079	138,430	451,649	88%	81%

Gross profit	$78,377	$32,294	$46,083	12%	19%

Revenues for the three months ended December 31, 2016 were $668,456 compared to $170,724 for the three months ended December 31, 2015. The increase in revenues during the three months ended December 31, 2016 is the result increased advisory services performed in the current period as compared to the prior period as well as increased testing services resulting from acquisitions completed during the three months ended December 31, 2016. Cost of revenues for the three months ended December 31, 2016 were $590,079 compared to $138,430 for the three months ended December 31, 2015. The increase in the cost of revenues during the three months ended December 31, 2016 is the result of the increased direct costs associated with providing testing services, increased costs of revenue associated with performing additional testing services and hiring additional consultants to support the increased advisory services. Gross profit for the three months ended December 31, 2016 was $78,377 compared to $32,294 during the three months ended December 31, 2015. The Company experienced an increase of $58,583, or 143%, in gross profit primarily attributable to the increased advisory services during the three months ended December 31, 2016 when compared to the three months ended December 31, 2015.

Operating Expenses

				Percentage of Revenue
	2016	2015	Change	2016	2015
Selling, general and administrative	$435,158	$123,809	$311,349	65%	73%
Depreciation and amortization	34,535	12,030	22,505	5%	7%
	$469,693	$135,839	$333,854	70%	80%

Total operating expenses during the three months ended December 31, 2016 were $469,693 compared to $135,839 during the three months ended December 31, 2015. The Company experienced an increase of $333,854 or 246% in selling, general and administrative expenses during the three months ended December 31, 2016 compared to the three months ended December 31, 2015 due to increased business size due to acquisitions and organic growth that has occurred during the period of January 1, 2016 to October 1, 2016. There was an increase of $22,505 in depreciation and amortization which was driven by the amortization of intangible assets associated with the acquisitions completed during the period from January 1, 2016 to December 31, 2016

Other Expenses (Income)

				Percentage of Revenue
	2016	2015	Change	2016	2015
Interest expense	$323,422	$51,753	$271,669	48%	30%
Loss on disposal of asset	-	719	(719)	0%	0%
Loss (gain) on change in fair market value of derivative liabilities	106,243	(86,413)	192,656	16%	-51%
	$429,665	$(33,941)	$463,606	64%	-20%

Total other expenses (income) was a net expense of $429,665 during the three months ended December 31, 2016 compared to a net gain of $33,941 during the three months ended December 31, 2015. The increase in net expense of $463,606 is from the increase in the loss on fair market value of derivatives of $192,656 and increases in interest expense from the recognition of debt discounts associated with convertible notes payable.

Net Loss

				Percentage of Revenue
	2016	2015	Change	2016	2015
Net loss	$(820,981)	$(69,604)	$(751,377)	-123%	-41%

Net loss during the three months ended December 31, 2016 was $820,981 compared to $69,604 during the three months ended December 31, 2015. The increase in net loss is directed from the increase in other expenses partially offset by an increase in revenues as described above.

Liquidity and Capital Resources

The Company had cash on hand of $151,883 as of December 31, 2016, current assets of $405,580 and current liabilities of $1,193,406 creating a working capital deficit of $787,826. Current assets consisted of cash totaling $151,883, accounts receivable of $241,521 and prepaid expenses totaling $12,176. Current liabilities consisted of accounts payable and accrued liabilities of $518,427, client deposits of $151,049, current portions of capital lease obligations of $29,510, convertible notes payable net of discounts of $120,171, interest payable of $41,610, derivative liabilities of $190,280, current portions of notes payable of $45,688 and current portions of related party payables of $96,671.

The Company used $7,691 of cash in operating activities which consisted of a net loss of $820,981, non-cash losses of $621,415 and changes in working capital of $191,875.

Net cash used in investing activities total $33,244 during the three months ended December 31, 2016. The Company acquired net cash of $13,070 in asset purchases, paid $26,314 for the purchase of equipment and used net cash in acquisitions of $20,000.

During the three months ended December 31, 2016, the Company generated cash of $135,332 from financing activities. The Company received $114,500 of cash from the sale of series D preferred stock, $70,000 in cash from convertible notes payable, repayments of notes payable of $31,687 and net repayments on related party notes payable of $17,481.

Dividends

During the three months ended December 31, 2016 and 2015, the Company declared $0 in dividends.

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

Our Website.

Our websites can be found at www.signalbay.com and www.eviolabs.com.

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

As of December 31, 2016, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year. The Company’s management hired, as soon as its financial position permitted it to do so, additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $100,000 per year which would allowed the Company to hire two new staff members.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2016:

Independent Directors: The Company intends to obtain at least 3 independent directors at its 2017 annual shareholder meeting. The cost associated to the addition in minimal and not deemed material.

No Segregation of Duties : Ineffective controls over financial reporting: The Company hired additional staff members, either as employees or consultants, during October and November 2016. These additional staff members will be responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities. The costs associated with the hiring the additional staff members will increase the Company's Sales, General and Administration (SG&A) Expense. It is anticipated the cost of the new staff members will be approximately $70,000 per year. As of December 31, 2016, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner.

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

As of December 31, 2016, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during preceding periods. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $100,000 per year which would allow the Company to hire 2 new staff members.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended December 31, 2016, which was not previously disclosed in our filings during that period.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 19, 2017.

SIGNAL BAY, INC.

By:	/s/ William Waldrop
William Waldrop
Chief Executive Officer

By:	/s/ Christian Carnell
Christian Carnell
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on April 19, 2017.

By:	/s/ William Waldrop
William Waldrop
Director & Principal Executive Officer

By:	/s/ Lori Glauser
Lori Glauser
Director

By:	/s/ Anthony Smith
Anthony Smith
Director

By:	/s/ Henry Grimmett
Henry Grimmett
Director

