Form 10-Q
period 2017-03-31
SIGNAL BAY, INC.
filed 2017-05-22
CIK 715788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________ .

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of May 22, 2017
Common stock, par value $0.0001 per share	982,855,903
Class A Preferred Stock, par value $0.0001 per share	0
Class B Preferred Stock, par value $0.0001 per share	5,000,000
Class C Preferred Stock, par value $0.0001 per share	500,000
Class D Preferred Stock, par value $0.0001 per share	832,500

SIGNAL BAY, INC.

FORM 10-Q

March 31, 2017

PART I -- FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SIGNAL BAY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	September 30, 2016
	(unaudited)
ASSETS

Current assets
Cash	$264,590	$57,486
Accounts receivable	227,988	9,483
Prepaid expenses	1,273	-
Other current asset	-	40,000
Note receivable	-	25,000
Total current assets	493,851	131,969

Fixed assets, net of accumulated depreciation of $131,263 and $68,610, respectively	469,848	205,842
Security deposits	11,499	6,476
Intangible assets, net of accumulated amortization of $107,395 and $49,319, respectively	605,506	426,301
Goodwill	2,415,057	1,415,408

Total assets	$3,995,761	$2,185,996

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$571,784	$223,316
Client deposits	159,145	22,500
Interest payable	70,013	27,197
Capital lease obligation, current	33,079	-
Derivative liability	428,615	775,246
Convertible notes payable, net of discounts of $128,844 and $121,495, respectively	351,107	257,605
Loan payable, current	32,886	77,375
Loans payable, related party, current	345,936	433,007
Total current liabilities	1,992,565	1,816,246

Capital lease obligation, net of current portion	67,451	-
Loans payable, net of current portion	64,779	-
Loans payable, related party, net of current portion	1,305,412	776,751
Total liabilities	3,430,207	2,592,997

Stockholders’ equity (deficit)
Series A Convertible Preferred Stock, Par Value $0.0001; 1,850,000 authorized; 0 and 1,840,000 shares issued and outstanding at March 31, 2017 and September 30, 2016, respectively	-	184
Series B Convertible Preferred Stock, Par Value $0.0001; 5,000,000 authorized; 5,000,000 shares issued and outstanding at March 31, 2017 and September 30, 2016, respectively	500	500
Series C Convertible Preferred Stock, Par Value $0.0001; 500,000 authorized; 500,000 shares issued and outstanding at March 31, 2017 and September 30, 2016, respectively	50	50
Series D Convertible Preferred Stock, Par Value $.0001; 1,000,000 authorized; 832,500 and 48,000 shares issued and outstanding at March 31, 2017 and September 30, 2016, respectively	83	5
Common Stock, Par Value $.0001, 3,000,000,000 authorized; 950,524,050 and 850,064,268 issued and outstanding at March 31, 2017 and September 30, 2016, respectively	95,052	85,006
Additional Paid In Capital	5,599,928	3,351,452
Accumulated Deficit	(5,327,328)	(4,032,177)
Total stockholders’ equity (deficit)	368,285	(594,980)
Non-controlling interest	197,269	187,979
Total equity (deficit)	565,554	(407,001)

Total liabilities and stockholders’ equity (deficit)	$3,995,761	$2,185,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIGNAL BAY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,		Six months ended March 31,
Revenues	2017	2016	2017	2016
Testing services	$745,426	$40,019	$1,314,004	$79,657
Advisory services	87,297	64,587	187,175	195,673
Total revenue	832,723	104,606	1,501,179	275,330

Cost of revenue
Testing services	566,447	106,185	1,125,724	207,081
Advisory services	19,505	32,534	32,005	70,068
Depreciation and amortization	28,048	6,750	46,350	6,750
Total cost of revenue	614,000	145,469	1,204,079	283,899

Gross margin	218,723	(40,863)	297,100	(8,569)

Operating expenses
Selling, general and administrative	460,736	84,279	895,894	208,088
Depreciation and amortization	39,845	5,380	74,380	17,410
Total operating expenses	500,581	89,659	970,274	225,498

Loss from operations	(281,858)	(130,522)	(673,174)	(234,067)

Other expense
Interest expense	(97,987)	(89,222)	(421,409)	(140,975)
Loss on disposal of asset	-	(1)	-	(720)
Loss on change in fair market value of derivative liabilities	(85,035)	(120,755)	(191,278)	(34,342)
Total other expense	(183,022)	(209,978)	(612,687)	(176,037)

Net loss	$(464,880)	$(340,500)	$(1,285,861)	$(410,104)
Gain (loss) attributable to non-controlling interest	4,554	(5,017)	9,290	(9,738)
Net loss attributable to Signal Bay, Inc.	$(469,434)	$(335,483)	$(1,295,151)	$(400,366)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	949,078,911	406,064,579	915,492,854	403,886,812

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIGNAL BAY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(1,285,861)	$(410,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	247,951	83,444
Loss on disposal of asset	-	720
Default penalties on convertible notes payable	-	51,229
Depreciation and amortization expense	120,730	24,160
Amortization of debt discount	357,552	67,616
Loss on derivative liability	191,278	34,342
Reduction of security deposit for rent expense	2,095	-
Changes in operating assets and liabilities:
Accounts receivable	(196,738)	3,332
Prepaid expenses	(973)	2,932
Other current asset	40,000
Security deposits	(6,418)	(6,476)
Accounts payable and accrued liabilities	274,601	84,986
Interest payable	56,823	-
Customer deposits	136,645	-
Net cash used in operating activities	(62,315)	(63,819)

Cash flows from investing activities
Net cash paid in acquisitions of subsidiaries	(6,930)	-
Purchase of equipment	(45,764)	(11,681)
Net cash used in investing activities	(52,694)	(11,681)

Cash flows from financing activities
Repayments of capital leases	(4,590)	-
Proceeds from convertible notes, net of original issue discounts and fees	390,000	53,639
Proceeds from loans payable	-	39,150
Payment on loan payable	(54,875)	(11,092)
Proceeds from notes payable - related party	80,100	8,000
Payments on notes payable - related party	(223,022)	(9,080)
Proceeds from issuance of common stock	20,000	-
Proceeds from the issuance of series D preferred stock	114,500	-
Net cash provided by financing activities	322,113	80,617

Net cash increase for period	207,104	5,117
Cash balance, beginning of period	57,486	25,966
Cash balance, end of period	$264,590	$31,083

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,034	$12,098
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and accrued interest into common stock	$316,457	$20,000
Conversion of Series A Preferred stock to common stock	$4,388	$-
Reclassification of derivative liability to additional paid in capital	$889,509	$19,805
Acquisition of Green Style Consulting assets through issuance of preferred shares, cash and note payable	$260,000	$-
Acquisition of GreenHaus through issuance of preferred shares and note payable	$800,000	$-
Debt discount from derivative liability	$351,600	$-
Equipment financed through capital leases	$105,120	$-
Vehicles financed through notes payable	$75,165	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIGNAL BAY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

On October 26, 2016, the Company entered in to an Asset Purchase Agreement with Green Style Consulting, LLC which was closed on November 1, 2016.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has negative working capital, recurring losses, and does not have an established source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Reclassification of Prior Period Presentation

Certain amounts have been reclassified on the September 30, 2016 balance sheet to conform to current period presentation. Specifically, websites and domains net of accumulated amortization of $31,178 have been reclassified on the balance sheet to be included in intangibles assets where previously they were included in fixed assets and $100,000 of related party notes payable have been reclassified from long term to current. These reclassifications have no impact on net loss.

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

The Company’s financial instruments consist principally of cash, accounts payable, and accrued liabilities. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on March 31, 2017:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$428,615	$428,615

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2016:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$775,246	$775,246

Recently Issued Accounting Pronouncements

In February 2015, the FASB issued ASC 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company adopted has this standard and determined it does not have a significant impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, ”Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” This update eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. The new standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company has adopted this guidance and the adoption of this guidance did not have an impact on the Company’s results of operations, financial position, or cash flows for the three or six months ended March 31, 2017 or 2016.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the new guidance on January 1, 2017. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital. However, as the Company has a full valuation allowance against its deferred tax asset, a corresponding adjustment was recorded to increase the valuation allowance.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment”. The amendments in this update simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. This update is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 31, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing after January 1, 2017. The Company notes that this guidance applies to its reporting requirements and will implement the new guidance accordingly in performing goodwill impairment testing; however, the Company does not believe this update will have a material impact on the consolidated financial statements.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Because of the net losses incurred during the three and six months ended March 31, 2017 and 2016, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from the diluted loss per share calculations.

NOTE 3 – ACQUISITIONS

GreenHaus Analytical Labs, LLC (or “GHA”)

On October 19, 2016, the Company entered into a Membership Interest Purchase Agreement to purchase 100% of the ownership of GreenHaus Analytical Labs, LLC. for 460,000 shares of Series “D” preferred stock and a $340,000 promissory note.

The Company applied the acquisition method to the business combination and valued each of the assets acquired (cash, accounts receivable, prepaid expenses, security deposits, customer lists, certain testing licenses and property, plant and equipment) and liabilities assumed (accounts payable, related party payables and notes payable) at fair value as of the acquisition date. The cash, accounts receivable and accounts payable were deemed to be recorded at fair value as of the acquisition date. The Company determined the fair value of property, plant and equipment to be historical book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. The allocation of the excess purchase price is not final and the amounts allocated to intangible assets are subject to change pending the completion of final valuations of certain assets and liabilities. Under the purchase agreement, the Company issued 460,000 shares of Series “D” preferred stock, valued at $460,000 and a $340,000 promissory note for total consideration of $800,000. The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

The Company applied the acquisition method to the business combination and valued each of the assets acquired (customer lists and property, plant and equipment) at fair value as of the acquisition date. The property, plant and equipment were deemed to be recorded at fair value as of the acquisition date. The Company determined the fair value of property, plant and equipment to be historical book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. The allocation of the excess purchase price is not final and the amounts allocated to intangible assets are subject to change pending the completion of final valuations of certain assets and liabilities. Under the purchase agreement, the Company issued 210,000 shares of Series “D” preferred stock, valued at $210,000, a cash payment of $20,000 and a $50,000 promissory note for total consideration of $280,000. Additionally, the Company has agreed to pay the sellers 20% of Evio California, Inc.’s net profits effective November 1, 2016 for a period of three years ending October 31, 2019. The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

SIGNAL BAY, INC.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Revenues
Testing services	$745,426	$92,817	$1,354,200	$163,959
Advisory services	87,297	64,587	187,175	195,673
Total revenue	832,723	157,404	1,541,375	359,632

Cost of revenue
Testing services	594,495	144,124	1,190,695	267,856
Advisory services	19,505	32,534	32,005	70,068
Total cost of revenue	614,000	176,658	1,222,700	337,924

Gross margin	218,723	(19,254)	318,675	21,708

Operating expenses
Selling, general and administrative	460,736	119,904	901,226	276,439
Depreciation and amortization	39,845	5,380	59,276	17,410
Total operating expenses	500,581	125,284	960,502	293,849

Loss from operations	(281,858)	(144,538)	(641,827)	(272,141)

Other expense
Interest expense	(97,987)	(90,491)	(421,865)	(143,266)
Loss on disposal of asset	-	(1)	-	(720)
(Loss) gain on change in fair market value of derivative liabilities	(85,035)	(120,755)	(191,278)	(34,342)
Total other expense	(183,022)	(211,247)	(613,143)	(178,328)

Net loss	$(464,880)	$(355,785)	$(1,254,970)	$(450,469)

Future Amortization

The future amortization associated with the intangible assets acquired in the above mentioned and prior acquisitions is as follows:

For the years ended September 30,	Amortization
2017	$67,815
2018	135,630
2019	135,630
2020	135,630
2021	93,455
Thereafter	3,955
Total	$572,115

NOTE 4 – RELATED PARTY TRANSACTIONS

Through September 30, 2016, the Company received loans from its Chief Operating Officer totaling $96,000. Through September 30, 2016, the Company made repayments totaling $4,295. There were repayments totaling $7,500 made during the six months ended March 31, 2017. There was $84,205 and $91,705 due as of March 31, 2017 and September 30, 2016, and is included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties. The loans carry a 0% interest rate and are due on demand.

During the three and six months ended March 31, 2017 and 2016, the Company incurred total expenses of $13,124 and $12,606 and $27,672 and $34,006 for management advisory services performed by Newport Commercial Advisors, an entity fully owned and controlled by our Chief Executive Officer. There was not a balance payable to Newport Commercial Advisors as of March 31, 2017 or September 30, 2016.

During the six months ended March 31, 2017, the Company received loans from its Chief Executive Officer totaling $80,100 and made repayments totaling $73,002. The loans are non-interest bearing and due on demand. There was $7,098 due as of March 31, 2017.

During the six months ended March 31, 2017 the Company made repayments to Eric Ezrine, a shareholder of CR Labs, on an outstanding note payable totaling $7,112. The loans carry an interest rate of 0% per annum. There was $6,157 and $13,269 due as of March 31, 2017 and September 30, 2016, respectively. Additionally, the Company entered into a severance agreement with Mr. Ezrine whereby it agreed to make payments totaling $44,500 through August 2018. The Company made repayments of $12,000 during the six months ended March 31, 2017. There was $32,500 and $44,500 accrued as of March 31, 2017 and September 30, 2016.

On May 24, 2016, the Company executed an asset purchase agreement with Sara Lausmann, managing member owner of Oregon Analytical Services, LLC, for $972,500. The terms of the purchase required the issuance of 200,000 shares of Series C Preferred Stock, valued at $80,000, $72,500 in a short-term loan and $700,000 in a long-term note. During the six months ended March 31, 2017, the Company repaid $24,308 to Sara Lausmann, Vice President Client Services. The total amount owed is $713,276 and $737,584 as of March 31, 2017 and September 30, 2016, respectively. As of March 31, 2017 and September 30, 2016, $113,276 and $137,584 and $600,000 and $600,000 are included in the accompanying consolidated balance sheets as current and long-term portions of notes payable to related party, respectively. The notes carry interest at a rate of 5% per annum and had accrued interest totaling $31,480 and $13,521 due as of March 31, 2017 and September 30, 2016, respectively.

On June 1, 2016, the company executed a share purchase agreement with Anthony Smith, for the purchase of 80% of Smith Scientific Industries for $636,000. The terms of the purchase required the issuance of 300,000 shares of Series C Preferred Stock, valued at $135,000 and $336,000 in a promissory note. During the six months ended March 31, 2017, the Company repaid $50,000 to Anthony Smith, our Chief Science Officer. The note carries interest at a rate of 5% per annum. There was $261,000 and $311,000 of principal due as of March 31, 2017 and September 30, 2016 and $12,299 and $5,155 of accrued interest due as of March 31, 2017 and September 30, 2016, respectively.

On October 19, 2016, the Company assumed a $194,512 payable due to Henry Grimmett, and officer of Greenhaus and current Director of the Company, with its acquisition of Greenhaus Analytical Services, LLC. The note bears interest at 0% per annum and requires repayments of $25,000 quarterly. During the six months ended March 31, 2017, the Company made repayments totaling $11,100. There was a total of $183,412 due as of March 31, 2017 of which $100,000 is current and $83,412 is long term.

On October 19, 2016, the Company entered into a $340,000 note payable as part of its acquisition of Greenhaus Analytical Services, LLC. The note carries interest at a rate of 6% per annum and matures on October 16, 2020. There was $340,000 of principal and $9,278 of accrued interest due as of March 31, 2017.

On November 1, 2016, the Company entered into a $50,000 note payable to Green Style Consulting, LLC as part of the asset purchase agreement . Green Style Consulting, LLC Managing Member is our General Manager Northern California, who was hired by the Company concurrent to the asset purchase. The note carries interest at a rate of 5% per annum and matures on October 31, 2018. During the six months ended March 31, 2017, the Company made repayments of $4,000. There was $46,000 of principal and $984 of accrued interest due as of March 31, 2017.

Through September 30, 2016, the Company borrowed a total of $16,200 from our Chief Science Officer to fund operations. The loans are non-interest bearing, due on demand and as such are included in current liabilities. During the six months ended March 31, 2017, the Company made repayments totaling $6,000. There was $10,200 and $16,200 due as of March 31, 2017 and September 30, 2016, respectively.

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

All 1,840,000 outstanding Series A Convertible Stock was converted into 43,875,285 of common shares during the six months ended March 31, 2017.

The Company has 0 and 1,840,000 shares of Series A Convertible Stock issued and outstanding as March 31, 2017 and September 30, 2016, respectively.

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

The Company has 5,000,000 shares of Series B Convertible Stock issued and outstanding as of March 31, 2017 and September 30, 2016.

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

In any liquidation, dissolution, or winding up of the Corporation, the holders of the Series C Preferred Stock shall be entitled to receive (a) in preference to the holders of the Common Stock (b) on a pari passu basis to any sum that the holders of the Series B Preferred Stock shall be entitled to receive, but (c) subordinate in preference to any sum that the holders of any shares of any other series of the Corporation’s Preferred Stock shall be entitled, an amount equal to $1 per share (subject to appropriate adjustment in the event of any stock dividend, forward stock split, or other similar recapitalization). After payment of such sums, (i) the holders of the Series A Preferred Stock and (ii) the holders of the Common Stock, shall be entitled to receive any remaining assets of the Corporation on a pro rata, as-converted basis assuming conversion of the Series A Preferred Stock into Common Stock at the then- current Conversion Rate.

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

There were 500,000 shares of Series C Convertible Stock issued and outstanding as of March 31, 2017 and September 30, 2016.

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

In any liquidation, dissolution, or winding up of the Corporation, the holders of the Series D Preferred Stock shall be entitled to receive (a) in preference to the holders of the Common Stock (b) on a pari passu basis to any sum that the holders of the Series B Preferred Stock shall be entitled to receive, but (c) subordinate in preference to any sum that the holders of any shares of any other series of the Corporation’s Preferred Stock shall be entitled, an amount equal to $1 per share (subject to appropriate adjustment in the event of any stock dividend, forward stock split, or other similar recapitalization). After payment of such sums, (i) the holders of the Series A Preferred Stock and (ii) the holders of the Common Stock, shall be entitled to receive any remaining assets of the Corporation on a pro rata, as-converted basis assuming conversion of the Series A Preferred Stock into Common Stock at the then- current Conversion Rate.

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

During the year ended September 30, 2016, the Company issued 48,000 shares of Series D Preferred Stock for cash proceeds of $48,000. During the six months ended March 31, 2017, the Company issued 114,500 shares of Series D Preferred Stock for cash proceeds of $114,500 and 670,000 shares of Series D Preferred Stock, valued at $670,000, in conjunction with the acquisitions as discussed in Note 3.

There were 832,500 and 48,000 shares of Series D Convertible Stock issued and outstanding as of March 31, 2017 and September 30, 2016, respectively.

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

During the six months ended March 31, 2017, the Company issued 7,394,900 common shares valued at $134,700 for services; 43,875,285 common shares for the conversion of 1,840,000 shares of Series A Preferred Stock; 2,000,000 common shares for cash proceeds of $20,000; 2,912,500 common shares valued at $79,168 under its employee equity incentive plan, 41,851,494 common shares for the conversion of $302,450 of outstanding principal on convertible notes payable and 2,425,603 for the conversion of $14,007 of convertible accrued interest. All conversions of outstanding principal and accrued interest on convertible notes payable were done so at contractual terms.

There were 950,524,050 and 850,064,268 shares of common stock issued and outstanding at March 31, 2017 and September 30, 2016, respectively.

NOTE 6 – LOANS PAYABLE

The Company had the following loans payable outstanding as of March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
On July 22, 2016, the Company entered into a Purchase and Sale of Future Receivables agreement (the “Agreement”) with 1 Global Capital, LLC (“1GC”) for $50,000. The Agreement calls for 160 daily payments of $437.50, due on business days, for total payments of $70,000. The Company recognized an original debt discount of $20,000 as interest expense.	$-	$49,875

On May 24, 2016, the Company assumed a $27,500 Promissory note with annual interest of 5%, as part of the acquisition of Oregon Analytical Services (see note 3). The note is due on demand and requires quarterly payments.	22,500	27,500

On March 16, 2017, the Company executed notes payable for the purchase of three vehicles. The notes carry interest at 6.637% annually and mature on March 31, 2023.	75,165	-
	97,665	77,375
Less: current portion of loans payable	32,886	77,375

Long-term portion of loans payable	$64,779	$-

As of March 31, 2017 and September 30, 2016, the Company accrued interest of $2,664 and $638, respectively.

NOTE 7 – CONVERTIBLE DEBT

The following table summarizes all convertible notes outstanding as of September 30, 2016:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest
Noteholder 1	5/17/2016	5/18/2017	$76,650	$(5,867)	$70,783	$2,268
Noteholder 1	8/26/2016	8/26/2017	76,650	(6,650)	70,000	588
Noteholder 2	5/22/2016	5/23/2017	45,000	-	45,000	1,282
Noteholder 3	3/20/2016	3/21/2017	27,500	(12,958)	14,542	1,454
Noteholder 3	5/18/2016	5/19/2017	76,650	(48,510)	28,140	2,252
Noteholder 3	9/19/2016	5/19/2017	76,650	(47,510)	29,140	185
			$379,100	$(121,495)	$257,605	$8,029

The following table summarizes all convertible notes outstanding as of March 31, 2017:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest
Noteholder 1	8/26/2016	8/26/2017	$76,650	$(59,383)	$17,267	$3,643
Noteholder 1	1/3/2017	5/18/2017	76,650	(59,383)	17,267	1,462
Noteholder 1	3/2/2017	3/2/2018	125,000	-	125,000	2,384
Noteholder 3	9/19/2016	5/19/2017	76,650	(10,077)	66,573	3,242
Noteholder 4	3/2/2017	3/2/2018	125,000	-	125,000	2,384
			$479,950	$(128,843)	$351,107	$13,115

Noteholder 1

On May 17, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 18, 2017. The Note was convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company may prepay the note during the first six months it is outstanding. During the six months ended March 31, 2017, the noteholder converted all outstanding principal and interest in exchange for a total of 11,157,314 common shares. There was $0 and $76,650 of principal and $0 and $2,268 of accrued interest due at March 31, 2017 and September 30, 2016, respectively.

On May 17, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 which was funded on December 13, 2016pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 18, 2017. The Note was convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. During the six months ended March 31, 2017, the noteholder converted all outstanding principal and interest in exchange for a total of 7,164,852 common shares. There was $0 and $0 of principal and $0 and $0 of accrued interest due at March 31, 2017 and September 30, 2016, respectively.

On August 26, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on August 26, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. There was $76,650 and $76,650 of principal and $3,643 and $588 of accrued interest due at March 31, 2017 September 30, 2016, respectively.

On August 26, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 which was funded on January 3, 2017 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on August 26, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. There was $76,650 and $0 of principal and $1,462 and $0 of accrued interest due at March 31, 2017 September 30, 2016, respectively.

On March 2, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $125,000 of which $0 was an original issue discount resulting in cash proceeds to the Company of $125,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on March 2, 2018. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 65% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. There was $125,000 and $0 of principal and $2,384 and $0 of accrued interest due at March 31, 2017 September 30, 2016, respectively.

Noteholder 2

On May 23, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $45,000 resulting in cash proceeds to the Company of $45,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 23, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 72% of the lowest trade price of the Company's common stock for the ten prior trading days including the date of conversion. The Company may prepay the note during the first 90 days it is outstanding for a sum of 115% of the unpaid principal and accrued interest outstanding and within the next 90 days at a rate of 130% of the unpaid principal and accrued interest outstanding. The note may not be prepaid after 180 days from issuance. During the six months ended March 31, 2017, the noteholder elected to convert all outstanding principal and interest due in exchange for a total of 3,334,387 common shares. There was $0 and $45,000 of principal and $0 and $1,282 of accrued interest due at March 31, 2017 and September 30, 2016, respectively.

Noteholder 3

On March 21, 2016 the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $27,500 of which $2,500 was an original issue discount resulting in cash proceeds to the Company of $25,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 10%, is due on March 21, 2017. The Note is convertible into the Company's common stock commencing from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty-five prior trading days including the date of conversion. The Company may prepay the note during the first 180 days it is outstanding at a graduated scale of 100% of the principal amount if repaid within 30 days from issuance; 110% of the principal during the next 30 days; 120% of the principal during the next 30 days; 130% of the principal during the next 30 days; 140% of the principal during the next 30 days and 150% of the principal during the next 30 days. The note may not be prepaid after 180 days without the expressed written consent of the noteholder. During the six months ended March 31, 2017 the noteholder elected to convert all outstanding principal and interest due in exchange for a total of 9,885,621 common shares. There was $0 and $27,500 of principal and $0 and $1,454 of accrued interest due at March 31, 2017 and September 30, 2016, respectively.

On May 19, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 19, 2017. The Note is convertible into the Company's common stock commencing from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company may prepay the note during the first 180 days it is outstanding at a rate of 115% of the outstanding principal amount during the first 90 days from issuance and 135% of the principal amount during the next 90 days. The note may not be prepaid without the consent of the noteholder after 180 days. During the six months ended March 31, 2017, the noteholder elected to convert all outstanding principal and interest due in exchange for a total of 12,735,692 common shares. There was $0 and $76,650 of principal and $0 and $2,252 of accrued interest due at March 31, 2017 and September 30, 2016, respectively.

On September 19, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount and $7,000 was paid to a third party on our behalf resulting in cash proceeds to the Company of $63,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 19, 2017. The Note is convertible into the Company's common stock commencing from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company may prepay the note during the first 180 days it is outstanding at a rate of 115% of the outstanding principal amount during the first 90 days from issuance and 135% of the principal amount during the next 90 days. The note may not be prepaid without the consent of the noteholder after 180 days. There was $76,650 and $76,650 of principal and $3,242 and $185 of accrued interest due at March 31, 2017 and September 30, 2016, respectively.

Noteholder 4

On March 2, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $125,000 of which $0 was an original issue discount resulting in cash proceeds to the Company of $125,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on March 2, 2018. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 65% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. There was $125,000 and $0 of principal and $2,384 and $0 of accrued interest due at March 31, 2017 September 30, 2016, respectively.

NOTE 8 – DERIVATIVE LIABILITY

As of March 31, 2017 and September 30, 2016 the Company had a $428,615 and $775,246 derivative liability balance on the balance sheets and recorded a loss from derivative liability fair value adjustments of $85,035 and $120,755 during the three months ended March 31, 2017 and 2016, respectively and losses of $191,278 and $34,342 during the six months ended March 31, 2017. The derivative liability activity comes from convertible notes payable as follows:

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

During the six months ended March 31, 2017, the noteholder elected to convert all outstanding principal and interest due. Upon conversion in full, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $55,525 loss from change in fair value of derivatives and a write off due to conversion of $179,115 for the six months ended March 31, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 279%, (3) risk-free interest rate of .48%, (4) expected life of 0.46 of a year, and (5) estimated fair value of the Company’s common stock of $0.0221 per share.

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

During the six months ended March 31, 2017, the noteholder elected to convert all outstanding principal and interest due. Upon conversion, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $39,489 gain from change in fair value of derivatives and a write off due to conversion of $286,339 for the six months ended March 31, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 260%, (3) risk-free interest rate of .63%, (4) expected life of 0.49 of a year, and (5) estimated fair value of the Company’s common stock of $0.0285 per share.

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

At March 31, 2017 the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $142,563 and recorded a $183,265 gain from change in fair value of derivatives for the six months ended March 31, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 40%, (3) risk-free interest rate of .74%, (4) expected life of 0.13 of a year, and (5) estimated fair value of the Company’s common stock of $0.0228 per share.

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

During the six months ended March 31, 2017, the noteholder elected to convert all outstanding principal and interest due. Upon conversion, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $22,645 gain from change in fair value of derivatives and write off $256,845 due to conversion for the six months ended March 31, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 260%, (3) risk-free interest rate of .63%, (4) expected life of 0.48 of a year, and (5) estimated fair value of the Company’s common stock of $0.0285 per share.

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

During the six months ended March 31, 2017, the noteholder elected to convert all outstanding principal and interest due. Upon conversion, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $31,054 gain from change in fair value of derivatives and write off $105,820 due to conversion for the six months ended March 31, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 245%, (3) risk-free interest rate of .66%, (4) expected life of 0.43 of a year, and (5) estimated fair value of the Company’s common stock of $0.0209 per share.

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

During the six months ended March 31, 2017, the noteholder elected to convert all outstanding principal and interest due. Upon conversion, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $8,260 gain from change in fair value of derivatives and write off $61,390 due to conversion for the six months ended March 31, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 253%, (3) risk-free interest rate of .63%, (4) expected life of 0.46 of a year, and (5) estimated fair value of the Company’s common stock of $0.0264 per share.

As discussed in Note 7 – Convertible Notes Payable, the Company issued a $76,650 Convertible Promissory Notes to an unrelated party that matures on August 18, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest trading price in the twenty trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.  In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the note was $108,896 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $76,650 which was up to the face value of the convertible note with the excess fair value at initial measurement of $32,246 being recognized as a loss on derivative fair value measurement.

At March 31, 2017 the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $143,026 and recorded a $34,130 loss from change in fair value of derivatives for the six months ended March 31, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 78%, (3) risk-free interest rate of .74%, (4) expected life of 0.36 of a year, and (5) estimated fair value of the Company’s common stock of $0.0228 per share.

As discussed in Note 7 – Convertible Notes Payable, the Company issued a $76,650 Convertible Promissory Notes to an unrelated party that matures on August 18, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest trading price in the twenty trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.  In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the note was $108,896 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $76,650 which was up to the face value of the convertible note with the excess fair value at initial measurement of $32,246 being recognized as a loss on derivative fair value measurement.

At March 31, 2017 the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $143,026 and recorded a $34,130 loss from change in fair value of derivatives for the six months ended March 31, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 78%, (3) risk-free interest rate of .74%, (4) expected life of 0.36 of a year, and (5) estimated fair value of the Company’s common stock of $0.0228 per share.

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2016:

Fair Value of Embedded Derivative Liabilities:
Balance, September 30, 2015	$200,460
Initial measurement of derivative liabilities	634,862
Change in fair market value	1,014,678
Write off due to conversion	(1,074,754)
Balance, September 30, 2016	$775,246

The following table summarizes the derivative liabilities included in the balance sheet at March 31, 2017:

Fair Value of Embedded Derivative Liabilities:
Balance, September 30, 2016	$775,246
Initial measurement of derivative liabilities	703,806
Change in fair market value	(160,928)
Write off due to conversion	(889,509)
Balance, March 31, 2017	$428,615

The following table summarizes the loss on derivative liability included in the income statement for the six months ended March 31, 2017 and 2016, respectively.

	March 31,
	2017	2016

Day one loss due to derivatives on convertible debt	$352,206	$74,377
Change in fair value of derivatives	(160,928)	(40,035)
Total derivative expense (gain)	$191,278	$34,342

NOTE 9 – INDUSTRY SEGMENTS

This summary reflects the Company’s current segments, as described below.

Corporate

The parent Company provides overall management and corporate reporting functions for the entire organization.

Advisory

The Company provides advisory, licensing and compliance services to the cannabis industry under its brand Signal Bay Research. Advisory clients are located in states that have state regulated medical and/or recreational programs. Signal Bay Research assists these companies with license applications, business planning, state compliance and ongoing operational support.

Testing Services

The Company provides analytical testing services to the cannabis industry under the EVIO Labs brand. As of March31, 2017, EVIO Labs has five operating labs: CR Labs, Inc. d/b/a EVIO Labs, Bend; EVIO Labs Eugene d/b/a Oregon Analytical Services; Smith Scientific Industries d/b/a Kenevir Research; Greenhaus Analytical Labs, LLC and Green Style Consulting LLC d/b/a EVIO Labs California. EVIO Labs clients are located in Oregon and California and consist of growers, processors and dispensaries. Operating under the rules of the appropriate state governing bodies, EVIO Labs certifies products have been tested and are free from pesticides and other containments before resale to patients and consumer in the States of Oregon and California.

Six months ended March 31, 2017	Corporate	Advisory Services	Testing Services	Total Consolidated
Revenue	$-	$187,175	$1,314,004	$1,501,179
Segment income (loss) from operations	(378,704)	4,648	(299,118)	(673,174)
Total assets	93,328	90,600	3,811,833	3,995,761
Capital expenditures	-	(1,038)	(44,726)	(45,764)
Depreciation and amortization	-	11,947	108,783	120,730

Six months ended March 31, 2016	Corporate	Advisory Services	Testing Services	Total Consolidated
Revenue	$-	$195,673	$79,657	$275,330
Segment income (loss) from operations	-	(172,450)	(61,617)	(234,067)
Total assets	-	662,162	58,691	720,853
Capital expenditures	-	-	11,681	11,681
Depreciation and amortization	-	18,586	5,574	24,160

Three months ended March 31, 2017	Corporate	Advisory Services	Testing Services	Total Consolidated
Revenue	$-	$87,297	$745,426	$832,723
Segment income (loss) from operations	(163,362)	(7,717)	(110,779)	(281,858)
Total assets	93,328	90,600	3,811,833	3,995,761
Capital expenditures	-	-	(19,450)	(19,450)
Depreciation and amortization	-	5,973	61,920	67,893

Three months ended March 31, 2016	Corporate	Advisory Services	Testing Services	Total Consolidated
Revenue	$-	$64,587	$40,019	$104,606
Segment income (loss) from operations	-	(91,380)	(39,142)	(130,522)
Total assets	-	662,162	58,691	720,853
Capital expenditures	-	-	2,429	2,429
Depreciation and amortization	-	5,922	2,837	8,759

NOTE 10 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the six months ended March 31, 2017:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2016	31,500,000	$0.004
Granted	4,000,000	0.013
Exercised	-	-
Forfeited	(1,000,000)	0.004
Expired	-	-
Outstanding, March 31, 2017	34,500,000	$0.005

The following table discloses information regarding outstanding and exercisable options and warrants at March 31, 2017:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.004	30,500,000	$0.004	4.38	7,625,000	$0.004
$0.013	4,000,000	0.013	4.56	-	0.013
Total	34,500,000	$0.005	4.40	7,625,000	$0.004

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

March 31, 2017
Expected term of options granted	5 years
Expected volatility	409 - 425%
Risk-free interest rate	1.14 – 1.24%
Expected dividend yield	0%

The Company recognized stock option expense of $34,083 and $0 during the six months ended March 31, 2017 and 2016 and $16,875 and $0 during the three months ended March 31, 2017 and 2016, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On various dates through May 22, 2017, the Company issued a total of 10,000,000 shares of common stock for services valued at $178,000 to a consultant, 1,981,250 shares of common stock valued at $45,060 under its Equity Incentive Plan, 14,606,290 common shares for the conversion of $126,650 of principal on convertible notes and 744,313 common shares for the conversion of $6,482 of accrued interest. All conversions of convertible note principal and accrued interest were done at contractual rates.

In May 2017, the Company issued 5,000,000 shares of common stock for cash proceeds of $50,000.

On April 1, 2017, the Company granted 2,000,000 shares under its Equity Incentive Plan. 25% of the shares on the three month anniversary with the remaining vesting quarterly through April 1, 2017.

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

Business of Registrant

Signal Bay, Inc., a Colorado corporation and its subsidiaries (“Signal Bay”, the “Company”, the “Registrant”, “we”, “our”, or “us”) provide advisory, management and analytical testing services to the emerging legalized cannabis industry. Our three business units are described below:

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

Signal Bay Research provides industry research, business and market intelligence, and advisory services. We also publish industry information via online media, research reports, and publications. Our media properties include CANNAiQ.com, a business to business information portal and MarijuanaMath.com a general interest informational website for the cannabis industry. Signal Bay also offers the Cannabis Consultant Marketplace (CCM), a network of cannabis industry consultants.

Signal Bay Services provides operating services for licensed cannabis businesses. Signal Bay Services was engaged in a Management Services Agreement with Libra Wellness Center, LLC, a licensed cannabis production and processing establishment, to operate their marijuana processing facility in North Las Vegas, Nevada.

The Company provides analytical testing services to the cannabis industry under the EVIO Labs brand. As of March 31, 2017, EVIO Labs has five operating labs: CR Labs, Inc. d/b/a EVIO Labs, Bend; EVIO Labs Eugene d/b/a Oregon Analytical Services; Smith Scientific Industries d/b/a Kenevir Research; Greenhaus Analytical Labs, LLC and Green Style Consulting LLC d/b/a EVIO Labs California. EVIO Labs clients are located in Oregon and California and consist of growers, processors and dispensaries. Operating under the rules of the appropriate state governing bodies, EVIO Labs certifies products have been tested and are free from pesticides and other containments before resale to patients and consumer in the States of Oregon and California.

RESULTS OF OPERATIONS

Six Months Ended March 31, 2017 and 2016

Revenues and Costs of Revenues

				Percentage of Revenue
	2017	2016	Change	2017	2016
Testing services	$1,314,004	$79,657	$1,234,347	88%	29%
Advisory services	187,175	195,673	(8,498)	12%	71%
Total revenue	$1,501,179	$275,330	$1,225,849	100%	100%

Cost of revenue
Testing services	$1,125,724	$207,081	918,643	75%	75%
Advisory services	32,005	70,068	(38,063)	2%	25%
Depreciation and amortization	46,350	6,750	39,600	3%	2%
Total cost of revenue	1,204,079	283,899	920,180	80%	103%

Revenues for the six months ended March 31, 2017 were $1,501,179 compared to $275,330 for the six months ended March 31, 2016. The increase in revenues during the six Months ended March 31, 2017 is the result decreased advisory services performed in the current period as compared to the prior period offset by increased testing services resulting from acquisitions completed after the six months ended March 31, 2016.

Cost of revenues for the six months ended March 31, 2017 were $1,204,079 compared to $283,899 for the six months ended March 31, 2016. The increase in the cost of revenues during the six months ended March 31, 2017 is the result of the increased direct costs associated with providing testing services, increased costs of revenue associated with performing additional testing services and hiring additional consultants to support the increased advisory services. Gross profit for the six months ended March 31, 2017 was $297,100 compared to a gross loss of $8,569 during the six months ended March 31, 2016. The Company experienced an increase of $305,669 in gross profit primarily attributable to the Company’s ability to leverage fixed overhead costs in costs of revenue.

Operating Expenses

				Percentage of Revenue
	2017	2016	Change	2017	2016
Selling, general and administrative	$895,894	$208,088	$687,806	60%	76%
Depreciation and amortization	74,380	17,410	56,970	5%	6%
	$970,274	$225,498	$744,776	65%	82%

Total operating expenses during the six months ended March 31, 2017 were $970,274 compared to $225,498 during the six months ended march 31, 2016. The Company experienced an increase of $744,776 or 330% in selling, general and administrative expenses during the six months ended March 31, 2017 compared to the six months ended March 31, 2016 due to increased business size due to acquisitions and organic growth that has occurred during the period of April 1, 2016 to October 1, 2016. There was an increase of $56,970 in depreciation and amortization which was driven by the amortization of intangible assets associated with the acquisitions completed during the period from April 1, 2016 to December 31, 2016.

Other Expenses (Income)

				Percentage of Revenue
	2017	2016	Change	2017	2016
Interest expense	$421,409	$140,975	$280,434	28%	51%
Loss on disposal of asset	-	720	(720)	0%	0%
Loss on change in fair market value of derivative liabilities	191,278	34,342	156,936	13%	12%
	$612,687	$176,037	$436,650	41%	64%

Total other expenses (income) was a net expense of $612,687 during the six months ended March 31, 2017 compared to a net expense of $176,037 during the six months ended March 31, 2016. The increase in net expense of $436,650 is from the increase in the loss on fair market value of derivatives of $156,936 and increases in interest expense from the recognition of debt discounts associated with convertible notes payable.

Net Loss

				Percentage of Revenue
	2017	2016	Change	2017	2016
Net loss	$(1,285,861)	$(410,104)	$(875,757)	-86%	-149%

 Net loss during the six months ended March 31, 2017 was $1,285,861 compared to $410,104 during the six months ended March 31, 2017. The increase in net loss is directed from the increase in other expenses partially offset by an increase in revenues as described above.

Three Months Ended March 31, 2017 and 2016

Revenues and Costs of Revenues

				Percentage of Revenue
	2017	2016	Change	2017	2016
Testing services	$745,426	$40,019	$705,407	50%	15%
Advisory services	87,297	64,587	22,710	6%	23%
Total revenue	$832,723	$104,606	$728,117	55%	38%

Cost of revenue
Testing services	$566,447	$106,185	460,262	38%	39%
Advisory services	19,505	32,534	(13,029)	1%	12%
Depreciation and amortization	28,048	6,750	21,298	2%	2%
Total cost of revenue	614,000	145,469	468,531	41%	53%

Revenues for the three months ended March 31, 2017 were $832,723 compared to $104,606 for the three months ended March 31, 2016. The increase in revenues during the three months ended March 31, 2017 is the result increased advisory services performed in the current period as compared to the prior period as well as increased testing services resulting from acquisitions completed after the three months ended March 31, 2016.

Cost of revenues for the three months ended March 31, 2017 were $614,000 compared to $145,469 for the three months ended March 31, 2016. The increase in the cost of revenues during the three months ended March 31, 2017 is the result of the increased direct costs associated with providing testing services and increased costs of revenue associated with performing additional testing. Gross profit for the three months ended March 31, 2017 was $218,723 compared to a gross loss of $40,863 during the three months ended March 31, 2016. The Company experienced an increase of $259,586 in gross profit primarily attributable to the Company’s ability to leverage fixed overhead costs in costs of revenue.

Operating Expenses

				Percentage of Revenue
	2017	2016	Change	2017	2016
Selling, general and administrative	$460,736	$84,279	$376,457	31%	31%
Depreciation and amortization	39,845	5,380	34,465	3%	2%
	$500,581	$89,659	$410,922	33%	33%

Total operating expenses during the three months ended March 31, 2017 were $500,581 compared to $89,659 during the three months ended March 31, 2016. The Company experienced an increase of $410,922 or 458% in selling, general and administrative expenses during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to increased business size due to acquisitions and organic growth that has occurred during the period of April 1, 2016 to October 1, 2016. There was an increase of $34,465 in depreciation and amortization which was driven by the amortization of intangible assets associated with the acquisitions completed during the period from April 1, 2016 to December 31, 2016.

Other Expenses (Income)

				Percentage of Revenue
	2017	2016	Change	2017	2016
Interest expense	$97,987	$89,222	$8,765	7%	32%
Loss on disposal of asset	-	1	(1)	0%	0%
Loss on change in fair market value of derivative liabilities	85,035	120,755	(35,720)	6%	44%
	$183,022	$209,978	$(26,956)	12%	76%

Total other expenses (income) was a net expense of $183,022 during the three months ended March 31, 2017 compared to a net expense of $209,978 during the three months ended March 31, 2016. The decrease in net expense of $26,956 is from the decrease in the loss on fair market value of derivatives of $35,720 partially offset increases in interest expense from the recognition of debt discounts associated with convertible notes payable.

Net Loss

				Percentage of Revenue
	2017	2016	Change	2017	2016
Net loss	$(464,880)	$(340,500)	$(124,380)	-31%	-124%

 Net loss during the three months ended March 31, 2017 was $464,880 compared to $340,500 during the three months ended March 31, 2017. The increase in net loss is directed from the increase in other expenses partially offset by an increase in revenues as described above.

 Liquidity and Capital Resources

The Company had cash on hand of $264,590 as of March 31, 2017, current assets of $493,851 and current liabilities of $1,992,565 creating a working capital deficit of $1,498,714. Current assets consisted of cash totaling $264,590, accounts receivable of $227,988 and prepaid expenses totaling $1,273. Current liabilities consisted of accounts payable and accrued liabilities of $571,784, client deposits of $159,145, current portions of capital lease obligations of $33,079, convertible notes payable net of discounts of $351,107, interest payable of $70,013, derivative liabilities of $428,615, current portions of notes payable of $32,886 and current portions of related party payables of $345,936.

The Company used $62,315 of cash in operating activities which consisted of a net loss of $1,285,861, non-cash losses of $919,606 and changes in working capital of $303,940.

Net cash used in investing activities total $52,694 during the six months ended March 31, 2017. The Company paid net cash of $6,930 in asset purchases and acquisitions and paid $45,764 for the purchase of equipment.

During the six months ended March 31, 2017, the Company generated cash of $322,113 from financing activities. The Company received $114,500 of cash from the sale of series D preferred stock, $390,000 in cash from convertible notes payable, repayments of notes payable of $54,875, repayments of capital leases of $4,590, proceeds from the sale of common stock of $20,000 and net repayments on related party notes payable of $142,922.

Dividends

The Company declared $0 of dividends during the six months ended March 31, 2017 and 2016.

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

As of March 31, 2017, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year. The Company’s management hired, as soon as its financial position permitted it to do so, additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $125,000 per year which would allowed the Company to hire two new staff members.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of March 31, 2017:

Independent Directors: The Company intends to obtain at least 3 independent directors at its 2017 annual shareholder meeting. The cost associated to the addition in minimal and not deemed material.

No Segregation of Duties: Ineffective controls over financial reporting: The Company hired additional staff members, either as employees or consultants, during October and November 2016. These additional staff members will be responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities. The costs associated with the hiring the additional staff members will increase the Company’s Sales, General and Administration (SG&A) Expense. It is anticipated the cost of the new staff members will be approximately $70,000 per year. As of March 31, 2017, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner.

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

As of March 31, 2017, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during preceding periods. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $125,000 per year which would allow the Company to hire 2 new staff members.

(b) Changes in Internal Control Over Financial Reporting

We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended March 31, 2017, which was not previously disclosed in our filings during that period.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 22, 2017.

SIGNAL BAY, INC.

By:	/s/ William Waldrop
William Waldrop
Chief Executive Officer

By:	/s/ Christian Carnell
Christian Carnell
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on May 22, 2017.

By:	/s/ William Waldrop
William Waldrop
Director & Principal Executive Officer

By:	/s/ Lori Glauser
Lori Glauser
Director

By:	/s/ Anthony Smith
Anthony Smith
Director

By:	/s/ Henry Grimmett
Henry Grimmett
Director

