Form 10-Q
period 2017-06-30
SIGNAL BAY, INC.
filed 2017-08-21
CIK 715788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 21, 2017
Common stock, par value $0.0001 per share	1,034,329,319

SIGNAL BAY, INC.

FORM 10-Q

June 30, 2017

PART I -- FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS

SIGNAL BAY, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	September 30, 2016
	(unaudited)
ASSETS

Current assets
Cash	$149,983	$57,486
Accounts receivable	145,893	9,483
Prepaid expenses	170,442	-
Other current asset	-	40,000
Note receivable	-	25,000
Total current assets	466,318	131,969

Fixed assets, net of accumulated depreciation of $179,366 and $68,610, respectively	434,893	205,842
Security deposits	80,267	6,476
Intangible assets, net of accumulated amortization, net of accumulated amortization of $138,509 and $49,319	574,392	426,301
Goodwill	2,415,057	1,415,408

Total assets	$3,970,927	$2,185,996

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$571,233	$223,316
Client deposits	77,627	22,500
Interest payable	91,014	27,197
Capital lease obligation, current	36,016	-
Derivative liability	263,143	775,246
Convertible notes payable, net of discounts of $226,852 and $121,496, respectively	324,799	257,605
Loan payable, current	34,113	77,375
Loans payable, related party, current	226,191	433,007
Total current liabilities	1,624,136	1,816,246

Capital lease obligation, net of current portion	58,952	-
Loans payable, net of current portion	62,031	-
Loans payable, related party, net of current portion	1,387,412	776,751
Total liabilities	3,132,531	2,592,997

Stockholders' equity (deficit)
Series A Convertible Preferred Stock, Par Value $0.0001; 1,840,000 authorized; 0 and 1,840,000 shares issued and outstanding at June 30, 2017 and September 30, 2016, respectively	-	184
Series B Convertible Preferred Stock, Par Value $0.0001; 5,000,000 authorized; 5,000,000 shares issued and outstanding at June 30, 2017 and September 30, 2016, respectively	500	500
Series C Convertible Preferred Stock, Par Value $0.0001; 500,000 authorized; 500,000 shares issued and outstanding at June 30, 2017 and September 30, 2016, respectively	50	50
Series D Convertible Preferred Stock, Par Value $0.0001; 1,000,000 authorized; 832,500 and 48,000 shares issued and outstanding at June 30, 2017 and September 30, 2016, respectively	83	5
Common Stock, Par Value $0.0001, 3,000,000,000 authorized; 999,704,367 and 850,064,268 issued and outstanding at June 30, 2017 and September 30, 2016	99,970	85,006
Additional Paid In Capital	6,438,306	3,351,452
Accumulated Deficit	(5,883,329)	(4,032,177)
Total stockholders' equity (deficit)	655,580	(594,980)
Non-controlling interest	182,816	187,979
Total equity (deficit)	838,396	(407,001)

Total liabilities and stockholders' equity (deficit)	$3,970,927	$2,185,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIGNAL BAY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Revenues
Testing services	767,873	$83,709	$2,081,877	$163,366
Consulting services	9,345	32,939	196,520	228,612
Total revenue	777,218	116,648	2,278,397	391,978

Cost of revenue
Testing services	592,273	101,392	1,717,997	308,473
Consulting services	33,373	22,533	65,378	92,601
Depreciation and amortization	28,618	7,659	74,968	14,409
Total cost of revenue	654,264	131,584	1,858,343	415,483

Gross margin	122,954	(14,936)	420,054	(23,505)

Operating expenses
Selling, general and administrative	582,113	118,513	1,478,007	326,601
Depreciation and amortization	40,413	39,322	114,793	56,732
Total operating expenses	622,526	157,835	1,592,800	383,333

Loss from operations	(499,572)	(172,771)	(1,172,746)	(406,838)

Other income (expense)
Other income	105	-	105	-
Interest expense	(227,879)	(44,397)	(649,288)	(185,372)
Loss on disposal of asset	-	-	-	(720)
Gain (loss) on change in fair market value of derivative liabilities	156,892	(203,696)	(34,386)	(238,038)
Total other income (expense)	(70,882)	(248,093)	(683,569)	(424,130)

Net loss	$(570,454)	$(420,864)	$(1,856,315)	$(830,968)
Loss attributable to non-controlling interest	(14,453)	(5,321)	(5,163)	(15,059)
Net loss attributable to Signal Bay, Inc.	$(556,001)	$(415,543)	$(1,851,152)	$(815,909)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	976,219,903	513,768,896	935,661,327	440,380,497

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIGNAL BAY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(1,856,315)	$(830,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	358,794	92,991
Loss on disposal of asset	-	720
Default penalties on convertible notes payable	-	51,229
Depreciation and amortization expense	189,761	71,142
Amortization of debt discount	549,581	90,291
Loss on derivative liability	34,386	238,038
Reduction of security deposit for rent expense	2,095	-
Changes in operating assets and liabilities:
Accounts receivable	(114,643)	866
Prepaid expenses	28,858	144
Other current asset	40,000	-
Security deposits	(75,186)	(6,476)
Accounts payable and accrued liabilities	274,051	120,396
Interest payable	84,359	11,775
Customer deposits	55,127	-
Net cash used in operating activities	(429,132)	(159,852)

Cash flows from investing activities
Net cash received from (paid in) acquisitions of subsidiaries	(6,930)	9,055
Purchase of equipment	(48,726)	(11,699)
Net cash used in investing activities	(55,656)	(2,644)

Cash flows from financing activities
Repayments of capital leases	(10,152)	-
Proceeds from issuance of common stock	70,000	-
Proceeds from the issuance of series D preferred stock	114,500	-
Proceeds from convertible notes, net of original issue discounts and fees	640,000	193,640
Proceeds from loans payable	-	43,836
Payment on loan payable	(56,396)	(7,036)
Proceeds from notes payable - related party	80,100	20,500
Payments on notes payable - related party	(260,767)	(68,662)
Net cash provided by financing activities	577,285	182,278

Net cash increase for period	92,497	19,782
Cash balance, beginning of period	57,486	25,966
Cash balance, end of period	$149,983	$45,748

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,348	$12,098
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Equipment financed through capital leases	$105,120	$-
Vehicles financed through notes payable	$75,165	$-
Debt discount from derivative liability	$641,637	$120,000
Conversion of convertible note and accrued interest into common stock	$501,292	$88,357
Conversion of Series A Preferred stock to common stock	$4,388	$-
Reclassification of derivative liability to additional paid in capital	$1,188,126	$181,788
Acquisition of Greenstyle Consulting assets through issuance of preferred shares, cash and note payable	$260,000	$-
Acquisition of GreehHaus through issuance of preferred shares and note payable	$800,000	$-
Acquisition of Oregon Analytical Services' assets through issuance of preferred shares, common shares and note payable	$-	$852,500
Acquisition of Smith Scientific through issuance of preferred shares, common shares and note payable	$-	$471,000
Expenses paid by note payable	$-	$45,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIGNAL BAY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 1 – NATURE OF ACTIVITIES AND CONTINUANCE OF BUSINESS

Signal Bay, Inc., a Colorado corporation and its subsidiaries provide advisory, management and analytical testing services to the emerging legalized cannabis industry. Signal Bay, Inc. was originally incorporated in the State of New York, December 12, 1977 under the name 3171 Holding Corporation. On February 22, 1979, the name was changed to Electronomic Industries Corp. and on February 23, 1983 the name was changed to Quantech Electronics Corp. The Company was reincorporated in the State of Colorado on December 15, 2003. On August 29, 2014, the Company completed a reverse merger with Signal Bay Research, Inc., a Nevada Corporation, and assumed its operations. In September 2014, the Company changed its name from Quantech Electronics Corp. to Signal Bay, Inc. The Company has selected September 30 as its fiscal year end. Signal Bay, Inc. is domiciled in the State of Colorado, and its corporate headquarters are located in Bend, Oregon.

As a part of and prior to the consummation of the reverse merger, William Waldrop and Lori Glauser, principals of Signal Bay Research, Inc., purchased 80% of the issued and outstanding common stock from WB Partners. The merger between the Company and Signal Bay Research was finalized and closed contemporaneously with the share purchase. As part of this share purchase, Mr. Waldrop and Ms. Glauser became the officers and directors of the Company. Immediately after the reverse, WB Partners owned less than 5% of the common stock. The company filed a Form 10-12G on November 25, 2014, and was determined to be a shell company by the SEC as per the Form 10-12G/A which went effective on January 24, 2015. On January 29, 2015, the company filed an 8-K stating it entered into a material agreement and was no longer a shell company.

After the reverse merger, Signal Bay Research, Inc. continues to operate as a wholly owned subsidiary providing compliance, research and advisory services for Signal Bay, Inc.

Signal Bay Services was formed on January 25, 2015, as the management services division of Signal Bay.

On September 17, 2015, Signal Bay entered into a share exchange agreement with CR Labs, Inc., an Oregon Corporation, pursuant to which the Company acquired 80% of the outstanding common stock of CR Labs, Inc.

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

The following table sets forth by level with the fair value hierarchy the Company's financial assets and liabilities measured at fair value on June 30, 2017:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$263,143	$263,143

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” This update eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. The new standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company has adopted this guidance and the adoption of this guidance did not have an impact on the Company’s results of operations, financial position, or cash flows for the three or nine months ended June 30, 2017 or 2016.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which revises the definition of a business. This update is effective for annual periods beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company notes that this guidance will impact its acquisitions beginning January 1, 2018.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. There were 1,006,868,224 and 1,433,085,575 potentially dilutive common shares outstanding as of June 30, 2017 and 2016. Because of the net losses incurred during the three and nine months ended June 30, 2017 and 2016, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from the diluted loss per share calculations.

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

The Company applied the acquisition method to the business combination and valued each of the assets acquired (customer lists and property, plant and equipment) at fair value as of the acquisition date. The property, plant and equipment were deemed to be recorded at fair value as of the acquisition date. The Company determined the fair value of property, plant and equipment to be historical book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. The allocation of the excess purchase price is not final and the amounts allocated to intangible assets are subject to change pending the completion of final valuations of certain assets and liabilities Under the purchase agreement, the Company issued 210,000 shares of Series “D” preferred stock, valued at $210,000, a cash payment of $20,000 and a $50,000 promissory note for total consideration of $280,000. Additionally, the Company has agreed to pay the sellers 20% of Evio California, Inc.’s net profits effective November 1, 2016 for a period of three years ending October 31, 2019. The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

SIGNAL BAY, INC
UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Revenues
Testing services	$767,873	$109,810	$2,122,073	$273,769
Consulting services	9,345	32,939	196,520	228,612
Total revenue	777,218	142,749	2,318,593	502,381

Cost of revenue
Testing services	620,687	147,196	1,811,382	415,052
Consulting services	33,373	22,533	65,378	92,601
Total cost of revenue	654,060	169,729	1,876,760	507,653

Gross margin	123,158	(26,979)	441,833	(5,271)

Operating expenses
Selling, general and administrative	583,364	150,802	1,484,590	427,241
Depreciation and amortization	30,349	39,322	89,625	56,732
Total operating expenses	613,713	190,124	1,574,215	483,973

Loss from operations	(490,555)	(217,103)	(1,132,382)	(489,244)

Other income (expense)
Other income	105	-	105	-
Interest expense	(227,879)	(46,633)	(649,744)	(189,899)
Loss on disposal of asset	-	-	-	(720)
Gain (loss) on change in fair market value of derivative liabilities	156,892	(203,696)	(34,386)	(238,038)
Total other income (expense)	(70,882)	(250,329)	(684,025)	(428,657)

Net loss	$(561,437)	$(467,433)	$(1,816,407)	$(917,902)

Future Amortization

The future amortization associated with the intangible assets acquired in the above mentioned and prior acquisitions is as follows:

For the years ended September 30,	Amortization
2017	$33,908
2018	135,630
2019	135,630
2020	135,630
2021	93,455
Thereafter	3,955
Total	$538,208

NOTE 4 – RELATED PARTY TRANSACTIONS

Through September 30, 2016, the Company received loans from its Chief Operating Officer totaling $96,000. Through September 30, 2016, the Company made repayments totaling $4,295. There were repayments totaling $7,500 made during the nine months ended June 30, 2017. There was $84,205 and $91,705 due as of June 30, 2017 and September 30, 2016, and is included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties. The loans carry a 0% interest rate and are due on demand.

During the three and nine months ended June 30, 2017 and 2016, the Company incurred total expenses of $7,858 and $14,000 and $35,530 and $48,006 for management advisory services performed by Newport Commercial Advisors, an entity fully owned and controlled by our Chief Executive Officer. There was not a balance payable to Newport Commercial Advisors as of June 30, 2017 or September 30, 2016.

During the nine months ended June 30, 2017, the Company received loans from its Chief Executive Officer totaling $80,100 and made repayments totaling $75,650. The loans are non-interest bearing and due on demand. There was $4,450 due as of June 30, 2017.

During the nine months ended June 30, 2017 the Company made repayments to Eric Ezrine, a shareholder of CR Labs, on an outstanding note payable totaling $10,708. The loans carry an interest rate of 0% per annum. There was $2,560 and $13,269 due as of June 30, 2017 and September 30, 2016, respectively. Additionally, the Company entered into a severance agreement with Mr. Ezrine whereby it agreed to make payments totaling $44,500 through August 2018. The Company made repayments of $18,050 during the nine months ended June 30, 2017. There was $26,450 and $44,500 accrued as of June 30, 2017 and September 30, 2016.

On May 24, 2016, the Company executed an asset purchase agreement with Sara Lausmann, managing member owner of Oregon Analytical Services, LLC, for $972,500. The terms of the purchase required the issuance of 200,000 shares of Series C Preferred Stock, valued at $80,000, $72,500 in a short-term loan and $700,000 in a long-term note. During the nine months ended June 30, 2017, the Company repaid $36,808 to Sara Lausmann, Vice President Client Services. The total amount owed is $700,776 and $737,584 as of June 30, 2017 and September 30, 2016, respectively. As of June 30, 2017 and September 30, 2016, $100,776 and $137,584 and $600,000 and $600,000 are included in the accompanying consolidated balance sheets as current and long-term portions of notes payable to related party, respectively. The notes carry interest at a rate of 5% per annum and had accrued interest totaling $40,309 and $13,521 due as of June 30, 2017 and September 30, 2016, respectively.

On June 1, 2016, the company executed a share purchase agreement with Anthony Smith, for the purchase of 80% of Smith Scientific Industries for $636,000. The terms of the purchase required the issuance of 300,000 shares of Series C Preferred Stock, valued at $135,000 and $336,000 in a promissory note. During the nine months ended June 30, 2017, the Company repaid $50,000 to Anthony Smith, our Chief Science Officer. The note carries interest at a rate of 5% per annum. There was $261,000 and $311,000 of principal due as of June 30, 2017 and September 30, 2016 and $15,556 and $5,155 of accrued interest due as of June 30, 2017 and September 30, 2016, respectively.

On October 19, 2016, the Company assumed a $194,512 payable due to Henry Grimmett, and officer of Greenhaus and current Director of the Company, with its acquisition of Greenhaus Analytical Services, LLC. The note bears interest at 0% per annum and requires repayments of $25,000 quarterly. During the nine months ended June 30, 2017, the Company made repayments totaling $24,100. There was a total of $169,412 due as of June 30, 2017 of which $100,000 is current and $69,412 is long term.

On October 19, 2016, the Company entered into a $340,000 note payable as part of its acquisition of Greenhaus Analytical Services, LLC. The note carries interest at a rate of 6% per annum and matures on October 16, 2020. There was $340,000 of principal and $14,364 of accrued interest due as of June 30, 2017.

On November 1, 2016, the Company entered into a $50,000 note payable to Green Style Consulting, LLC as part of the asset purchase agreement. Green Style Consulting, LLC Managing Member is our General Manager Northern California, who was hired by the Company concurrent to the asset purchase. The note carries interest at a rate of 5% per annum and matures on October 31, 2018. During the nine months ended June 30, 2017, the Company made repayments of $8,000. There was $42,000 of principal and $1,532 of accrued interest due as of June 30, 2017.

Through September 30, 2016, the Company borrowed a total of $16,200 from our Chief Science Officer to fund operations. The loans are non-interest bearing, due on demand and as such are included in current liabilities. During the nine months ended June 30, 2017, the Company made repayments totaling $7,000. There was $9,200 and $16,200 due as of June 30, 2017 and September 30, 2016, respectively.

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

All 1,840,000 outstanding Series A Convertible Stock was converted into 43,875,285 of common shares during the nine months ended June 30, 2017.

The Company has 0 and 1,840,000 shares of Series A Convertible Stock issued and outstanding as June 30, 2017 and September 30, 2016, respectively.

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

In the event of a forward or reverse split, the conversion ratio shall be modified on a pro rata basis to align with the forward or reverse split.

The company has evaluated the Series B Preferred Stock in accordance with ASC 815 and has determined their conversion options were for equity and ASC 815 does not apply.

The company has evaluated the Series B Preferred Stock in accordance with FASB ASC Subtopic 470-20, and has determined that there is no beneficial conversion feature that must be accounted.

The Company has 5,000,000 shares of Series B Convertible Stock issued and outstanding as of June 30, 2017 and September 30, 2016.

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

In the event of a forward or reverse split, the conversion ratio shall be modified on a pro rata basis to align with the forward or reverse split.

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

There were 500,000 shares of Series C Convertible Stock issued and outstanding as of June 30, 2017 and September 30, 2016.

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

As originally issued, in any liquidation, dissolution, or winding up of the Corporation, the holders of the Series D Preferred Stock shall be entitled to receive (a) in preference to the holders of the Common Stock (b) on a pari passu basis to any sum that the holders of the Series B Preferred Stock shall be entitled to receive, but (c) subordinate in preference to any sum that the holders of any shares of any other series of the Corporation's Preferred Stock shall be entitled, an amount equal to $1 per share (subject to appropriate adjustment in the event of any stock dividend, forward stock split, or other similar recapitalization). After payment of such sums, (i) the holders of the Series A Preferred Stock and (ii) the holders of the Common Stock, shall be entitled to receive any remaining assets of the Corporation on a pro rata, as-converted basis assuming conversion of the Series A Preferred Stock into Common Stock at the then- current Conversion Rate. On July 31, 2017, the Company amended its articles of incorporation such that the Series D Preferred Stock shall have no liquidation preference over any other class of stock.

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

In the event of a forward or reverse split, the conversion ratio shall be modified on a pro rata basis to align with the forward or reverse split.

The company has evaluated the Series D Preferred Stock in accordance with ASC 815 and has determined their conversion options were for equity and ASC 815 does not apply.

The company has evaluated the Series D Preferred Stock in accordance with FASB ASC Subtopic 470-20, and has determined that there is no beneficial conversion feature that must be accounted.

During the year ended September 30, 2016, the Company issued 48,000 shares of Series D Preferred Stock for cash proceeds of $48,000. During the nine months ended June 30, 2017, the Company issued 114,500 shares of Series D Preferred Stock for cash proceeds of $114,500 and 670,000 shares of Series D Preferred Stock, valued at $670,000, in conjunction with the acquisitions as discussed in Note 3.

There were 832,500 and 48,000 shares of Series D Convertible Stock issued and outstanding as of June 30, 2017 and September 30, 2016, respectively.

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

During the nine months ended June 30, 2017, the Company issued 18,294,900 common shares valued at $307,251 for services; 43,875,285 common shares for the conversion of 1,840,000 shares of Series A Preferred Stock; 7,000,000 common shares for cash proceeds of $70,000; 4,931,250 common shares valued at $133,941 under its employee equity incentive plan; 71,985,755 common shares for the conversion of $530,750 of outstanding principal on convertible notes payable and 3,552,909 for the conversion of $23,227 of convertible accrued interest. All conversions of outstanding principal and accrued interest on convertible notes payable were done so at contractual terms.

There were 999,304,367 and 850,064,268 shares of common stock issued and outstanding at June 30, 2017 and September 30, 2016, respectively.

NOTE 6 – LOANS PAYABLE

The Company had the following loans payable outstanding as of June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
On July 22, 2016, the Company entered into a Purchase and Sale of Future Receivables agreement (the “Agreement”) with 1 Global Capital, LLC (“1GC”) for $50,000. The Agreement calls for 160 daily payments of $437.50, due on business days, for total payments of $70,000. The Company recognized an original debt discount of $20,000 as interest expense.	$-	$49,875

On May 24, 2016, the Company assumed a $27,500 Promissory note with annual interest of 5%, as part of the acquisition of Oregon Analytical Services (see note 3). The note is due on demand and requires quarterly payments.	22,500	27,500

On March 16, 2017, the Company executed notes payable for the purchase of three vehicles. The notes carry interest at 6.637% annually and mature on March 31, 2023.	73,644	-
	96,144	77,375
Less: current portion of loans payable	34,113	77,375

Long-term portion of loans payable	$62,031	$-

As of June 30, 2017, and September 30, 2016, the Company accrued interest of $2,944 and $638, respectively.

NOTE 7 – CONVERTIBLE DEBT

The following table summarizes all convertible notes outstanding as of September 30, 2016:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest
Noteholder 1	5/17/2016	5/18/2017	$76,650	$(5,867)	$70,783	$2,268
Noteholder 1	8/26/2016	8/26/2017	76,650	(6,650)	70,000	588
Noteholder 2	5/22/2016	5/23/2017	45,000	-	45,000	1,282
Noteholder 3	3/20/2016	3/21/2017	27,500	(12,958)	14,542	1,454
Noteholder 3	5/18/2016	5/19/2017	76,650	(48,510)	28,140	2,252
Noteholder 3	9/19/2016	5/19/2017	76,650	(47,510)	29,140	185
			$379,100	$(121,495)	$257,605	$8,029

The following table summarizes all convertible notes outstanding as of June 30, 2017:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest
Noteholder 1	3/2/2017	3/2/2018	$125,000	$-	$125,000	$4,877
Noteholder 1	6/5/2017	3/2/2018	125,000	(113,426)	11,574	685
Noteholder 3	9/19/2016	5/19/2017	51,650	-	51,650	4,771
Noteholder 4	3/2/2017	3/2/2018	125,000	-	125,000	4,877
Noteholder 4	6/5/2017	3/2/2018	125,000	(113,426)	11,574	685
			$551,650	$(226,852)	$324,798	$15,210

Noteholder 1

On May 17, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 18, 2017. The Note was convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company may prepay the note during the first six months it is outstanding. During the nine months ended June 30, 2017, the noteholder converted all outstanding principal and interest in exchange for a total of 11,157,314 common shares. There was $0 and $76,650 of principal and $0 and $2,268 of accrued interest due at June 30, 2017 and September 30, 2016, respectively.

On May 17, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 which was funded on December 13, 2016 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 18, 2017. The Note was convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. During the nine months ended June 30, 2017, the noteholder converted all outstanding principal and interest in exchange for a total of 7,164,852 common shares. There was $0 and $0 of principal and $0 and $0 of accrued interest due at June 30, 2017 and September 30, 2016, respectively.

On August 26, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on August 26, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. During the nine months ended June 30, 2017, the noteholder converted all outstanding principal and interest in exchange for a total of 10,087,373 common shares. There was $0 and $76,650 of principal and $0 and $588 of accrued interest due at June 30, 2017 September 30, 2016, respectively.

On August 26, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 which was funded on January 3, 2017 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on August 26, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. During the nine months ended June 30, 2017, the noteholder converted all outstanding principal and interest in exchange for a total of 11,103,272 common shares. There was $0 and $0 of principal and $0 and $0 of accrued interest due at June 30, 2017 September 30, 2016, respectively.

On March 2, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $125,000 of which $0 was an original issue discount resulting in cash proceeds to the Company of $125,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on March 2, 2018. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 65% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. There was $125,000 and $0 of principal and $4,877 and $0 of accrued interest due at June 30, 2017 September 30, 2016, respectively.

On March 2, 2017, the Company sold a Convertible Promissory Note to an unrelated party, for the principal amount of $125,000 of which $0 was an original issue discount resulting in cash proceeds to the Company of $125,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith which was funded on June 5, 2017. The Note, together with accrued interest at the annual rate of 8%, is due on March 2, 2018. The Note is convertible into the Company's common stock upon funding at a conversion price equal to 65% of the lowest trade price of the Company's common stock for the fifteen prior trading days including the date of conversion. There was $125,000 and $0 of principal and $685 and $0 of accrued interest due at June 30, 2017 September 30, 2016, respectively.

Noteholder 2

On May 23, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $45,000 resulting in cash proceeds to the Company of $45,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 23, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 72% of the lowest trade price of the Company's common stock for the ten prior trading days including the date of conversion. The Company may prepay the note during the first 90 days it is outstanding for a sum of 115% of the unpaid principal and accrued interest outstanding and within the next 90 days at a rate of 130% of the unpaid principal and accrued interest outstanding. The note may not be prepaid after 180 days from issuance. During the nine months ended June 30, 2017, the noteholder elected to convert all outstanding principal and interest due in exchange for a total of 3,334,387 common shares. There was $0 and $45,000 of principal and $0 and $1,282 of accrued interest due at June 30, 2017 and September 30, 2016, respectively.

Noteholder 3

On March 21, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $27,500 of which $2,500 was an original issue discount resulting in cash proceeds to the Company of $25,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 10%, is due on March 21, 2017. The Note is convertible into the Company's common stock commencing from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty-five prior trading days including the date of conversion. The Company may prepay the note during the first 180 days it is outstanding at a graduated scale of 100% of the principal amount if repaid within 30 days from issuance; 110% of the principal during the next 30 days; 120% of the principal during the next 30 days; 130% of the principal during the next 30 days; 140% of the principal during the next 30 days and 150% of the principal during the next 30 days. The note may not be prepaid after 180 days without the expressed written consent of the noteholder. During the nine months ended June 30, 2017 the noteholder elected to convert all outstanding principal and interest due in exchange for a total of 9,885,621 common shares. There was $0 and $27,500 of principal and $0 and $1,454 of accrued interest due at June 30, 2017 and September 30, 2016, respectively.

On May 19, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 19, 2017. The Note is convertible into the Company's common stock commencing from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company may prepay the note during the first 180 days it is outstanding at a rate of 115% of the outstanding principal amount during the first 90 days from issuance and 135% of the principal amount during the next 90 days. The note may not be prepaid without the consent of the noteholder after 180 days. During the nine months ended June 30, 2017, the noteholder elected to convert all outstanding principal and interest due in exchange for a total of 12,735,692 common shares. There was $0 and $76,650 of principal and $0 and $2,252 of accrued interest due at June 30, 2017 and September 30, 2016, respectively.

On September 19, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount and $7,000 was paid to a third party on our behalf resulting in cash proceeds to the Company of $63,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 19, 2017. The Note is convertible into the Company's common stock commencing from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company may prepay the note during the first 180 days it is outstanding at a rate of 115% of the outstanding principal amount during the first 90 days from issuance and 135% of the principal amount during the next 90 days. The note may not be prepaid without the consent of the noteholder after 180 days. During the nine months ended June 30, 2017, the noteholder elected to convert $25,000 of outstanding principal in exchange for $4,807,692 shares of common stock. There was $51,650 and $76,650 of principal and $4,771 and $185 of accrued interest due at June 30, 2017 and September 30, 2016, respectively.

Noteholder 4

On March 2, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $125,000 of which $0 was an original issue discount resulting in cash proceeds to the Company of $125,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on March 2, 2018. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 65% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. There was $125,000 and $0 of principal and $4,877 and $0 of accrued interest due at June 30, 2017 September 30, 2016, respectively.

On March 2, 2017, the Company sold a Convertible Promissory Note to an unrelated party, for the principal amount of $125,000 of which $0 was an original issue discount resulting in cash proceeds to the Company of $125,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith which was funded on June 5, 2017. The Note, together with accrued interest at the annual rate of 8%, is due on March 2, 2018. The Note is convertible into the Company's common stock upon funding at a conversion price equal to 65% of the lowest trade price of the Company's common stock for the fifteen prior trading days including the date of conversion. There was $125,000 and $0 of principal and $685 and $0 of accrued interest due at June 30, 2017 September 30, 2016, respectively.

Noteholder 5

On February 5, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $50,000 pursuant to a settlement agreement entered into on the same date. The Note was retroactively dated to August 23, 2016. The Note, together with accrued interest at the annual rate of 8%, is due on August 23, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of the note at a conversion price equal to 72% of the lowest trade price of the Company's common stock for the ten prior trading days including the date of conversion. The Note was converted in full on April 25, 2017. There was $0 of principal and $0 of accrued interest due at June 30, 2017 September 30, 2016, respectively.

NOTE 8 – DERIVATIVE LIABILITY

As of June 30, 2017, and September 30, 2016 the Company had a $263,143 and $775,246 derivative liability balance on the balance sheets and recorded a gain from derivative liability fair value adjustments of $156,892 and loss of $203,696 during the three months ended June 30, 2017 and 2016, respectively and losses of $34,386 and $238,038 during the nine months ended June 30, 2017. The derivative liability activity comes from convertible notes payable as follows:

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

During the nine months ended June 30, 2017, the noteholder elected to convert all outstanding principal and interest due. Upon conversion in full, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $55,525 loss from change in fair value of derivatives and a write off due to conversion of $179,115 for the nine months ended June 30, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 279%, (3) risk-free interest rate of .48%, (4) expected life of 0.46 of a year, and (5) estimated fair value of the Company’s common stock of $0.0221 per share.

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

During the nine months ended June 30, 2017, the noteholder elected to convert all outstanding principal and interest due. Upon conversion, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $39,489 gain from change in fair value of derivatives and a write off due to conversion of $286,339 for the nine months ended June 30, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 260%, (3) risk-free interest rate of .63%, (4) expected life of 0.49 of a year, and (5) estimated fair value of the Company’s common stock of $0.0285 per share.

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

During the nine months ended June 30, 2017, the noteholder elected to convert $25,000 of the outstanding principal to common shares. At June 30, 2017, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $47,805 and recorded a $237,145 gain from change in fair value of derivatives and a write of due to conversion of $40,878 for the nine months ended June 30, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 18%, (3) risk-free interest rate of .84%, (4) expected life of 0.05 of a year, and (5) estimated fair value of the Company’s common stock of $0.0126 per share.

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

During the nine months ended June 30, 2017, the noteholder elected to convert all outstanding principal and interest due. Upon conversion, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $22,645 gain from change in fair value of derivatives and write off $256,845 due to conversion for the nine months ended June 30, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 260%, (3) risk-free interest rate of .63%, (4) expected life of 0.48 of a year, and (5) estimated fair value of the Company’s common stock of $0.0285 per share.

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

During the nine months ended September 30, 2017, the noteholder elected to convert all outstanding principal and interest due. Upon conversion, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $31,054 gain from change in fair value of derivatives and write off $105,820 due to conversion for the nine months ended June 30, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 245%, (3) risk-free interest rate of .66%, (4) expected life of 0.43 of a year, and (5) estimated fair value of the Company’s common stock of $0.0209 per share.

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

During the nine months ended June 30, 2017, the noteholder elected to convert all outstanding principal and interest due. Upon conversion, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $8,260 gain from change in fair value of derivatives and write off $61,390 due to conversion for the nine months ended June 30, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 253%, (3) risk-free interest rate of .63%, (4) expected life of 0.46 of a year, and (5) estimated fair value of the Company’s common stock of $0.0264 per share.

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

During the nine months ended June 30, 2017, the noteholder elected to convert all outstanding principal and interest due. Upon conversion, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded an $8,220 loss from change in fair value and write off of derivatives of $117,116 due to conversion for the nine months ended June 30, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 73%, (3) risk-free interest rate of .78%, (4) expected life of 0.37 of a year, and (5) estimated fair value of the Company’s common stock of $0.0201 per share.

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

During the nine months ended June 30, 2017, the noteholder elected to convert all outstanding principal and interest due. Upon conversion, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $24,629 gain from change in fair value and write off of derivatives of $84,267 due to conversion for the nine months ended June 30, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 37%, (3) risk-free interest rate of .85%, (4) expected life of 0.17 of a year, and (5) estimated fair value of the Company’s common stock of $0.0150 per share.

As discussed in Note 7 – Convertible Notes Payable, the Company issued a $125,000 Convertible Promissory Notes to an unrelated party that matures on March 2, 2018. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 35% discount from the lowest trading price in the fifteen trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the note was $159,867 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $125,000 which was up to the face value of the convertible note with the excess fair value at initial measurement of $34,867 being recognized as a loss on derivative fair value measurement.

At June 30, 2017, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $107,669 and recorded a $52,198 gain from change in fair value of derivative liabilities for the nine months ended June 30, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 118%, (3) risk-free interest rate of 1.14%, (4) expected life of 0..67 of a year, and (5) estimated fair value of the Company’s common stock of $0.0126 per share.

As discussed in Note 7 – Convertible Notes Payable, the Company issued a $125,000 Convertible Promissory Notes to an unrelated party that matures on March 2, 2018. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 35% discount from the lowest trading price in the fifteen trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the note was $159,867 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $125,000 which was up to the face value of the convertible note with the excess fair value at initial measurement of $34,867 being recognized as a loss on derivative fair value measurement.

At June 30, 2017, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $107,669 and recorded a $52,198 gain from change in fair value of derivative liabilities for the nine months ended June 30, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 118%, (3) risk-free interest rate of 1.14%, (4) expected life of 0.67 of a year, and (5) estimated fair value of the Company’s common stock of $0.0126 per share.

As discussed in Note 7 – Convertible Notes Payable, the Company issued a $50,000 Convertible Promissory Notes to an unrelated party that matures on August 23, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 28% discount from the lowest trading price in the fifteen trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative upon the note becoming convertible on February 23, 2017 was $40,037 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $40,037 which was up to the face value of the convertible note.

During the nine months ended June 30, 2017, the noteholder elected to convert all outstanding principal and interest due. Upon conversion, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $16,319 loss from change in fair value and write off of derivatives of $56,356 due to conversion for the nine months ended June 30, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 70%, (3) risk-free interest rate of .82%, (4) expected life of 0.33 of a year, and (5) estimated fair value of the Company’s common stock of $0.0212 per share.

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2016:

Fair Value of Embedded Derivative Liabilities:
Balance, September 30, 2015	$200,460
Initial measurement of derivative liabilities	634,862
Change in fair market value	1,014,678
Write off due to conversion	(1,074,754)
Balance, September 30, 2016	$775,246

The following table summarizes the derivative liabilities included in the balance sheet at June 30, 2017:

Fair Value of Embedded Derivative Liabilities:
Balance, September 30, 2016	$775,246
Initial measurement of derivative liabilities	1,063,577
Change in fair market value	(387,554)
Write off due to conversion	(1,188,126)
Balance, June 30, 2017	$263,143

The following table summarizes the loss on derivative liability included in the income statement for the nine months ended June 30, 2017 and 2016, respectively.

	June 30,
	2017	2016

Day one loss due to derivatives on convertible debt	$421,940	$170,637
Change in fair value of derivatives	(387,554)	67,401
Total derivative expense (gain)	$34,386	$238,038

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

Testing Services

The Company provides analytical testing services to the cannabis industry under the EVIO Labs brand. As of June 30, 2017, EVIO Labs has five operating labs: CR Labs, Inc. d/b/a EVIO Labs, Bend; EVIO Labs Eugene d/b/a Oregon Analytical Services; Smith Scientific Industries d/b/a Kenevir Research; Greenhaus Analytical Labs, LLC and Green Style Consulting LLC d/b/a EVIO Labs California. EVIO Labs clients are located in Oregon and California and consist of growers, processors and dispensaries. Operating under the rules of the appropriate state governing bodies, EVIO Labs certifies products have been tested and are free from pesticides and other containments before resale to patients and consumer in the States of Oregon and California.

Nine months ended June 30, 2017	Corporate	Consulting Services	Testing Services	Total Consolidated
Revenue	$-	$196,520	$2,081,877	$2,278,397
Segment income (loss) from operations	(589,258)	(192,898)	(390,590)	(1,172,746)
Total assets	85,877	240,459	3,644,591	3,970,927
Capital expenditures	-	(1,038)	(47,688)	(48,726)
Depreciation and amortization	-	17,922	171,839	189,761

Nine months ended June 30, 2016	Corporate	Advisory Services	Testing Services	Total Consolidated
Revenue	$-	$228,612	$163,366	$391,978
Segment income (loss) from operations	(173,229)	(112,917)	(120,692)	(406,838)
Total assets	18,545	116,504	2,036,821	2,171,870
Capital expenditures	-	-	12,407	12,407
Depreciation and amortization	-	17,766	53,375	71,141

Three months ended June 30, 2017	Corporate	Advisory Services	Testing Services	Total Consolidated
Revenue	$-	$9,345	$767,873	$777,218
Segment income (loss) from operations	(210,554)	(197,546)	(91,472)	(499,572)
Total assets	85,877	240,459	3,644,591	3,970,927
Capital expenditures	-	-	(2,962)	(2,962)
Depreciation and amortization	-	5,975	63,056	69,031

Three months ended June 30, 2016	Corporate	Advisory Services	Testing Services	Total Consolidated
Revenue	$-	$6,399	$-	$6,399
Segment income (loss) from operations	(22,681)	(297,471)	-	(320,152)
Total assets	4,345	139,910	-	144,255
Capital expenditures	-	5,694	-	5,694
Depreciation and amortization	-	5,612	-	5,612

NOTE 10 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the nine months ended June 30, 2017:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2016	31,500,000	$0.004
Granted	4,000,000	0.013
Exercised	-	-
Forfeited	(1,000,000)	0.004
Expired	-	-
Outstanding, June 30, 2017	34,500,000	$0.005

The following table discloses information regarding outstanding and exercisable options and warrants at June 30, 2017:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.004	30,500,000	$0.004	4.13	7,625,000	$0.004
$0.013	4,000,000	0.013	4.31	-	0.013
Total	34,500,000	$0.005	4.15	7,625,000	$0.004

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

June 30, 2017
Expected term of options granted	5 years
Expected volatility	409 - 425%
Risk-free interest rate	1.14 – 1.24%
Expected dividend yield	0%

The Company recognized stock option expense of $63,917 and $0 during the nine months ended June 30, 2017 and 2016 and $14,133 and $0 during the three months ended June 30, 2017 and 2016, respectively. There was $106,208 of unrecognized stock based compensation expense as of June 30, 2017.

NOTE 11 – SUBSEQUENT EVENTS

Long Term Lease Agreement

On July 18, 2017, the Company entered into a lease for office and lab space in Costa Mesa, California. The lease is effective August 1, 2017 and terminates on July 31, 2022 and requires monthly rental payments of $6,743 from August 2017 to January 2018 then monthly rental payments of $11,841 from February 2018 to July 2022.

Convertible Notes Payable

On July 14, 2017, the Company entered into a convertible note payable with an unrelated party for $275,600 of which $15,600 was an original issue discount resulting in net cash proceeds to the Company of $260,000. The convertible note payable carries interest at a rate of 8% per annum, is due on July 14, 2018 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 25% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days.

On July 14, 2017, the Company entered into a convertible note payable with an unrelated party for $275,600 of which $15,600 was an original issue discount resulting in net cash proceeds to the Company of $260,000. The convertible note payable carries interest at a rate of 8% per annum, is due on July 14, 2018 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 25% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days.

On August 14, 2017, the Company entered into a convertible note payable with an unrelated party for $275,600 of which $15,600 was an original issue discount resulting in net cash proceeds to the Company of $260,000. The convertible note payable carries interest at a rate of 8% per annum, is due on August 14, 2018 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 25% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days.

On August 14, 2017, the Company entered into a convertible note payable with an unrelated party for $275,600 of which $15,600 was an original issue discount resulting in net cash proceeds to the Company of $260,000. The convertible note payable carries interest at a rate of 8% per annum, is due on August 14, 2018 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 25% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days.

Common Stock Issuances

On various dates in July 2017, the Company issued a total of 6,950,000 shares of common stocsk for services valued at $80,103.

On July 18, 2017, the Company issued 6,666,697 and 1,528,803 shares of common stock for the conversion of $26,250 of outstanding principal and $6,132 of accrued interest on a convertible note payable. The conversion was conducted under the contractual terms of the convertible note payable.

On August 3, 2017, the Company issued 19,230,769 and 248,683 shares of common stock for the conversion of $125,000 of outstanding principal and $1,616 of accrued interest on a convertible note payable. The conversion was conducted under the contractual terms of the convertible note payable.

Stock Option Issuances

During July and August 2017, the Company issued a total of 38,000,000 options to 28 different employees and consultants. The options have exercise prices ranging from $0.0126 to $0.0166 per share whereby the weighted average exercise price is $0.0129 per share. The options vest in 25% increments with the first 25% of the grant vesting six months after issuance and an additional 25% vesting every six months thereafter whereby each grant will be fully vested on the two year anniversary of issuance.

Acquisition

On August 1, 2017, the Company completed its acquisition of Viridis Analytics, Inc. pursuance to a membership interest transfer agreement entered into on July 26, 2017 for $500,000 in cash and a secured promissory note for $500,000 for total consideration of $1,000,000. The Note accrues interest at a rate of 8% annually, with all principal and any accrued and unpaid interest due and payable in full on the first anniversary of the note, or August 1, 2018. The repayment of all principal and accrued and unpaid interest is secured by a first priority interest in Viridis’ assets. An Event of Default will occur under the Note if (i) the Company fails to pay any amounts due under the note within fiteen business days from when it is due; (ii) the Company defaults in the performance of any term, covenant, agreement, condition, undertaking or provision of the membership interest transfer agreement; or (iii) the Company is involved in a bankruptcy action, is generally not paying, shall be unable to pay, or shall admit in writing its inability to pay its debts as they become due, or make a general assignment for the benefit of its creditors. In the event of such a default the noteholder may declare all amounts under the note immediately due and payable in cash and will be entitled to reimbursement of its reasonable costs and expenses related to collection of all amounts owing in connection thereof, assuming the Company fails to cure a default within a period of fifteen business days.

Amendment to Articles of Incorporation

On July 31, 2017, stockholders holding 62.54% (the “Approving Stockholders”) of the then outstanding shares of our Series D Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock “) voted at a special meeting of holders of Series D Preferred Stock held on July 31, 2017 (the “Series D Special Meeting’) to approve an amendment to the Certificate of Designation, Preferences and Rights of Series D Preferred Stock (the “Series D Certificate of Designation”) in order to correct an error and require a proportionate adjustment to the voting ratio of the Series D Preferred Stock in the event of a reverse split of the Company’s capital stock (the “Series D Amendment”). The amendment was filed with the Secretary of State of the State of Colorado on August 1, 2017.

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

Signal Bay, Inc. was originally incorporated in the State of New York, December 12, 1977 under the name 3171 Holding Corporation. On February 22, 1979, the name was changed to Electronomic Industries Corp. and on February 23, 1983 the name was changed to Quantech Electronics Corp. The Company was reincorporated in the State of Colorado on December 15, 2003. On August 29, 2014, the Company completed a reverse merger with Signal Bay Research, Inc., a Nevada Corporation, and took over its operations. In September 2014, the Company changed its name from Quantech Electronics Corp. to Signal Bay, Inc. The Company has selected September 30 as its fiscal year end. Signal Bay, Inc. is domiciled in the State of Colorado, and its corporate headquarters are located in Bend, Oregon.

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

The Company provides analytical testing services to the cannabis industry under the EVIO Labs brand. As of June 30, 2017, EVIO Labs has five operating labs: CR Labs, Inc. d/b/a EVIO Labs, Bend; EVIO Labs Eugene d/b/a Oregon Analytical Services; Smith Scientific Industries d/b/a Kenevir Research; Greenhaus Analytical Labs, LLC and Green Style Consulting LLC d/b/a EVIO Labs California. EVIO Labs clients are located in Oregon and California and consist of growers, processors and dispensaries. Operating under the rules of the appropriate state governing bodies, EVIO Labs certifies products have been tested and are free from pesticides and other containments before resale to patients and consumer in the States of Oregon and California.

RESULTS OF OPERATIONS

Nine Months Ended June 30, 2017 and 2016

Revenues and Costs of Revenues

				Percentage of Revenue
	2017	2016	Change	2017	2016
Testing services	$2,081,877	$163,366	$1,918,511	91%	42%
Consulting services	196,520	228,612	(32,092)	9%	58%
Total revenue	$2,278,397	$391,978	$1,886,419	100%	100%

Cost of revenue
Testing services	$1,717,997	$308,473	1,409,524	75%	79%
Consulting services	65,378	92,601	(27,223)	3%	24%
Depreciation and amortization	74,968	14,409	60,559	3%	4%
Total cost of revenue	$1,858,343	$415,483	$1,442,860	82%	106%

Revenues for the nine months ended June 30, 2017 were $2,278,397 compared to $391,978 for the nine months ended June 30, 2016. The increase in revenues during the nine months ended June 30, 2017 is the result of decreased advisory services performed in the current period as compared to the prior period offset by increased testing services resulting from acquisitions completed after the nine months ended June 30, 2016.

Cost of revenues for the nine months ended June 30, 2017 were $1,858,343 compared to $415,483 for the nine months ended June 30, 2016. The increase in the cost of revenues during the nine months ended June 30, 2017 is the result of the increased direct costs associated with providing testing services, increased costs of revenue associated with performing additional testing services and hiring additional consultants to support the increased advisory services. Gross profit for the nine months ended June 30, 2017 was $420,054 compared to a gross loss of $23,505 during the nine months ended June 30, 2016. The Company experienced an increase of $443,559 in gross profit primarily attributable to the Company’s ability to leverage fixed overhead costs in costs of revenue.

Operating Expenses

				Percentage of Revenue
	2017	2016	Change	2017	2016
Selling, general and administrative	$1,478,007	$326,601	$1,151,406	65%	83%
Depreciation and amortization	114,793	56,732	58,061	5%	14%
	$1,592,800	$383,333	$1,209,467	70%	98%

Total operating expenses during the nine months ended June 30, 2017 were $1,592,800 compared to $383,333 during the nine months ended June 30, 2016. The Company experienced an increase of $1,209,467 or 316% in selling, general and administrative expenses during the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016 due to increased business size due to acquisitions and organic growth that has occurred during the period of April 1, 2016 to October 1, 2016. There was an increase of $58,061 in depreciation and amortization which was driven by the amortization of intangible assets associated with the acquisitions completed during the period from April 1, 2016 to December 31, 2016.

Other Income (Expense)

				Percentage of Revenue
	2017	2016	Change	2017	2016
Interest expense	$(649,288)	$(185,372)	$(463,916)	-28%	-47%
Other income	105	-	105	0%	0%
Loss on disposal of asset	-	(720)	720	0%	0%
Loss on change in fair market value of derivative liabilities	(34,386)	(238,038)	203,652	-2%	-61%
	$(683,569)	$(424,130)	$(259,439)	-30%	-108%

Total other income (expense) was a net expense of $683,569 during the nine months ended June 30, 2017 compared to a net expense of $424,130 during the nine months ended June 30, 2016. The increase in net expense of $259,544 is from the increase in interest expense from the recognition of debt discounts associated with convertible notes payable offset by decreased losses recognized from the change in the fair market value of derivative liabilities.

Net Loss

				Percentage of Revenue
	2017	2016	Change	2017	2016
Net loss	$(1,856,315)	$(830,968)	$(1,025,347)	-81%	-212%

 Net loss during the nine months ended June 30, 2017 was $1,856,315 compared to $830,968 during the nine months ended June 30, 2017. The increase in net loss is directed from the increase in other expenses partially offset by an increase in revenues as described above.

Three Months Ended June 30, 2017 and 2016

Revenues and Costs of Revenues

				Percentage of Revenue
	2017	2016	Change	2017	2016
Testing services	$767,873	$83,709	$684,164	99%	72%
Consulting services	9,345	32,939	(23,594)	1%	28%
Total revenue	$777,218	$116,648	$660,570	100%	100%

Cost of revenue
Testing services	$592,273	$101,392	490,881	76%	87%
Consulting services	33,373	22,533	10,840	4%	19%
Depreciation and amortization	28,618	7,659	20,959	4%	7%
Total cost of revenue	654,264	131,584	522,680	84%	113%

Revenues for the three months ended June 30, 2017 were $777,218 compared to $116,648 for the three months ended June 30, 2016. The increase in revenues during the three months ended June 30, 2017 is the result of increased testing services resulting from acquisitions completed after the three months ended March 31, 2016, partially offset by decreased advisory services performed in the current period as compared to the prior period.

Cost of revenues for the three months ended June 30, 2017 were $654,264 compared to $131,584 for the three months ended June 30, 2016. The increase in the cost of revenues during the three months ended June 30, 2017 is the result of the increased direct costs associated with providing testing services and increased costs of revenue associated with performing additional testing. Gross profit for the three months ended June 30, 2017 was $122,954 compared to a gross loss of $14,936 during the three months ended June 30, 2016. The Company experienced an increase of $137,890 in gross profit primarily attributable to the Company’s ability to leverage fixed overhead costs in costs of revenue.

Operating Expenses

				Percentage of Revenue
	2017	2016	Change	2017	2016
Selling, general and administrative	$582,113	$118,513	$463,600	75%	102%
Depreciation and amortization	40,413	39,322	1,091	5%	34%
	$622,526	$157,835	$464,691	80%	136%

Total operating expenses during the three months ended June 30, 2017 were $622,526 compared to $157,835 during the three months ended June 30, 2016. The Company experienced an increase of $464,691 or 2894% in selling, general and administrative expenses during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to increased business size due to acquisitions and organic growth that has occurred during the period of April 1, 2016 to October 1, 2016. There was an increase of $1,091 in depreciation and amortization which was driven by the amortization of intangible assets associated with the acquisitions completed during the period from April 1, 2016 to December 31, 2016.

Other Income (Expense)

				Percentage of Revenue
	2017	2016	Change	2017	2016
Interest expense	$(227,879)	$(44,397)	$(183,482)	-29%	-38%
Other income	105	-	105	0%	0%
Loss on disposal of asset	-	-	-	0%	0%
Gain (loss) on change in fair market value of derivative liabilities	156,892	(203,696)	360,588	20%	-175%
	$(70,882)	$(248,093)	$177,211	-9%	-213%

Total other income (expense) was a net expense of $70,882 during the three months ended June 30, 2017 compared to a net expense of $248,093 during the three months ended June 30, 2016. The decrease in net expense of $177,211 is from the decrease in the loss on fair market value of derivatives of $360,588 partially offset increases in interest expense from the recognition of debt discounts associated with convertible notes payable.

Net Loss

				Percentage of Revenue
	2017	2016	Change	2017	2016
Net loss	$(570,454)	$(420,864)	$(149,590)	-73%	-361%

Net loss during the three months ended June 30, 2017 was $570,454 compared to $420,864 during the three months ended June 30, 2016. The increase in net loss is directed from the increase in other expenses partially offset by an increase in revenues as described above.

Liquidity and Capital Resources

The Company had cash on hand of $149,983 as of June 30, 2017, current assets of $466,318 and current liabilities of $1,624,136 creating a working capital deficit of $1,157,818. Current assets consisted of cash totaling $149,983, accounts receivable of $145,893 and prepaid expenses totaling $170,442. Current liabilities consisted of accounts payable and accrued liabilities of $571,233, client deposits of $77,627, current portions of capital lease obligations of $36,016, convertible notes payable net of discounts of $324,799, interest payable of $91,014, derivative liabilities of $263,143, current portions of notes payable of $34,113 and current portions of related party payables of $226,191.

The Company used $429,132 of cash in operating activities which consisted of a net loss of $1,856,315 non-cash losses of $1,134,617 and changes in working capital of $292,566.

Net cash used in investing activities total $55,656 during the nine months ended June 30, 2017. The Company paid net cash of $6,930 in asset purchases and acquisitions and paid $48,726 for the purchase of equipment.

During the nine months ended June 30, 2017, the Company generated cash of $577,285 from financing activities. The Company received $114,500 of cash from the sale of series D preferred stock, $640,000 in cash from convertible notes payable, repayments of notes payable of $56,396, repayments of capital leases of $10,152, proceeds from the sale of common stock of $70,000 and net repayments on related party notes payable of $180,667.

Dividends

The Company declared $0 of dividends during the nine months ended June 30, 2017 and 2016.

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

As of June 30, 2017, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year. The Company’s management hired, as soon as its financial position permitted it to do so, additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $125,000 per year which would allowed the Company to hire two new staff members.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended June 30, 2017, which was not previously disclosed in our filings during that period.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 21, 2017.

SIGNAL BAY, INC.

By:	/s/ William Waldrop
William Waldrop
Chief Executive Officer

By:	/s/ Christian Carnell
Christian Carnell
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on August 21, 2017.

By:	/s/ William Waldrop
William Waldrop
Director & Principal Executive Officer

By:	/s/ Lori Glauser
Lori Glauser
Director

By:	/s/ Anthony Smith
Anthony Smith
Director

By:	/s/ Henry Grimmett
Henry Grimmett
Director

