Form 10-K
period 2017-09-30
EVIO, INC.
filed 2018-01-17
CIK 715788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 000-12350

EVIO, INC.
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

(Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter (March 31, 2017): $18,124,808

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of January 17, 2018
Common stock, par value $0.0001 per share	13,957,529

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

The Company maintains an internet website at www.eviolabs.com. The Company makes available, free of charge, through the Investor Information section of the web site, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Any of the foregoing information is available in print to any stockholder who requests it by contacting our Investor Relations Department.

ITEM 1. BUSINESS

Corporate Background and Our Business

Business of Registrant

EVIO, INC. (formerly Signal Bay, Inc.), a Colorado corporation and its subsidiaries (“EVIO”, the “Company”, the “Registrant”, “we”, “our”, or “us”) provide analytical testing and advisory services to the emerging legalized cannabis industry.

EVIO, INC. was originally incorporated in the State of New York, December 12, 1977 under the name 3171 Holding Corporation. On February 22, 1979 the name was changed to Electronomic Industries Corp. and on February 23, 1983 the name was changed to Quantech Electronics Corp. The Company was reincorporated in the State of Colorado on December 15, 2003. On August 29, 2014, the Company completed a reverse merger with Signal Bay Research, Inc., a Nevada Corporation, and took over its operations. In September 2014, the Company changed its name from Quantech Electronics Corp. to Signal Bay, Inc. then to EVIO, INC. during August 2017. The Company has selected September 30 as its fiscal year end. The Company is domiciled in the State of Colorado, and its corporate headquarters is located in Bend, Oregon.

EVIO Consulting Services provides advisory and research services to cannabis companies including regulatory licensing and compliance, industry research, operational support, educational services and operating services for current and prospective licensed cannabis businesses.

EVIO, Inc. d/b/a EVIO Labs is the wholly owned analytical laboratory division of the Company. EVIO Labs consists of six operating companies, CR Labs, Inc. d/b/a EVIO Labs Bend, EVIO Labs Eugene LLC, Smith Scientific Industries, Inc. d/b/a EVIO Labs Medford, Greenhaus Analytical Services LLC d/b/a EVIO Labs Portland, EVIO California and Viridis Analytics MA d/b/a EVIO Labs MA all of which provide compliance testing services. Tests include identification of compounds and contaminants including cannabinoid potency and terpene profiling, as well as screening for residual solvents, pesticides, and hazardous microbiological growth., of cannabis products.

EVIO, Inc.:

Trade Name (dba)	Company Name	State of Incorporation	Ownership %	Acquisition Month

EVIO Labs Bend (dba)	CR Labs, Inc.	Oregon	80%	September 2015

EVIO Labs Eugene	EVIO Labs Eugene, LLC	Oregon	100%	May 2016

EVIO Labs Medford (dba)	Smith Scientific Industries, LLC	Oregon	80%	June 2016

EVIO Labs Yuba City (dba)	Greenstyle Analytics	California	100%	October 2016

EVIO Labs Portland (dba)	Greenhaus Analytical Labs	Oregon	100%	October 2016

EVIO Labs MA	Viridis Analytics	Massachusetts	100%	August 2017

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

ITEM 2. PROPERTIES

Our executive mailing address is located at 62930 O. B. Riley Rd, Suite 300, Bend, OR 97703 and our telephone number is (541) 633-4568. Our locations include:

Bend, OR:	62930 O.B. Riley Rd, Suite 300, Bend, OR 97703
Medford, OR:	540 E. Vilas Rd, Suite F, Central Point, OR 97502
Eugene, OR:	1686 Pearl St, Eugene, OR 97401
Portland, OR:	4326 SW Woodstock Blvd, Suite 117, Portland, OR 97206
Yuba City, CA:	367 Burns Drive, #9. Yuba City, CA 95991
Costa Mesa, CA:	3505 Cadillac, Unit F1, Costa Mesa, CA 92626
Southborough, MA:	200 Turnpike Rd, Suite 200, Southborough, MA 01772
Henderson, NV	871 Coronado Center Drive, Ste 200. Henderson, NV 89052

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

The Company intends to hold an annual shareholders’ meeting in the third quarter of the fiscal year ending September 30, 2018.

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

Common Stock
Fiscal Year 2017	High	Low
First Quarter	$5.45	$1.21
Second Quarter	$3.20	$1.45
Third Quarter	$2.55	$1.19
Fourth Quarter	$2.19	$0.74

Common Stock
Fiscal Year 2016	High	Low
First Quarter	$1.90	$0.97
Second Quarter	$1.61	$0.13
Third Quarter	$0.18	$0.06
Fourth Quarter	$2.80	$0.04

Holders of Common Equity

As of September 30, 2017 there were 10,732,927 common shares outstanding. During the fiscal year ending September 30, 2017, the high and low sales prices of our common stock on the OTCQB were $5.45 and $0.74 respectively, and there were approximately 35 holders of record of our common stock.

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

Revenue Recognition:

The Company recognizes revenue from the sale of services in accordance with ASC 605. Revenue will be recognized only when all of the following criteria have been met:

*	Persuasive evidence of an arrangement exists;
*	Delivery has occurred or services have been rendered.
*	The price is fixed or determinable; and
*	Collectability is reasonably assured.

Stock Based Compensation

Pursuant to Accounting Standards Codification (“ASC”) 505, the guidelines for recording stock issued for services require the fair value of the shares granted be based on the fair value of the services received or the publicly traded share price of the Company’s registered shares on the date the shares were granted (irrespective of the fact that the shares granted were unregistered), whichever is more readily determinable. This position has been further clarified by the issuance of ASC 820. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. Accordingly, the Company elected the application of these guidelines. EVIO has determined that the fair value of all common stock issued for goods or services is more readily determinable based on the publicly traded share price on the date of grant.

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

RESULTS OF OPERATIONS

Revenues

				Percentage of Revenue
	2017	2016	Change	2017	2016

Testing services	$2,696,227	$305,679	$2,390,548	89%	54%
Consulting services	324,803	255,282	69,521	11%	46%
Total revenue	3,021,030	560,961	2,460,069	100%	100%

Cost of revenue
Testing services	$2,282,164	$391,753	$1,890,411	76%	70%
Consulting services	70,505	110,135	(39,630)	2%	20%
Depreciation	103,854	25,167	78,687	3%	4%
Total cost of revenue	2,456,523	527,055	1,929,468	81%	94%

Gross Profit	$564,507	$33,906	$530,601	19%	6%

Revenues for the year ended September 30, 2017 were $3,021,030 compared to $560,961 for the year ended September 30, 2016. The increase in revenues during the year ended September 30, 2017 is the result of increased testing and consulting services performed in the current year compared to the prior year as well as increased testing services resulted from acquisitions completed during the year ended September 30, 2017 which totaled $1,010,595. Cost of revenues for the year ended September 30, 2017 were $2,456,523 compared to $527,055 for the year ended September 30, 2016. The increase in the cost of revenues during the year ended September 30, 2017 is the result of the increased direct costs associated with providing testing services. Gross profit for the year ended September 30, 2017 was $564,507 compared to $33,906 during the year ended September 30, 2016. The Company experienced an increase of $571,401 in gross profit primarily attributable to the increased testing services during the fiscal year as a result of the acquisitions closed during the current fiscal year combined with having a full year of operations from the acquisitions closed during the year ended September 30, 2016. Gross profit as a percentage of revenue increased from 6% during the year ended September 30, 2016 to 19% during the year ended September 30, 2017 due to an increased average sales price per test to align with onboarding testing requirements in the states the Company operations and leveraging fixed costs of revenue, such as depreciation and facilities costs, while growing revenue.

Operating Expenses

				Percentage of Revenue
	2017	2016	Change	2017	2016
Selling, general and administrative	$2,454,209	$785,758	$1,668,451	81%	140%
Depreciation and amortization	181,139	40,696	140,443	6%	7%
	$2,635,348	$826,454	$1,808,894	87%	147%

Total operating expenses during the year ended September 30, 2017 were $2,635,348 compared to $826,454 during the year ended September 30, 2016. The Company experienced an increase of $1,668,451 in selling, general and administrative expenses during the year ended September 30, 2017 compared to the year ended September 30, 2016 due to higher stock based compensation expenses associated with the employee equity incentive plan and common stock issued for services, along with hiring additional staff to support our sales and marketing activities. Additionally, the Company had a full year of operations from the acquisitions closed during the year ended September 30, 2016 and partial years of operations from the three acquisitions closed during the year ended September 30, 2017. There was an increase of $140,443 in depreciation and amortization recorded in operating expenses which was driven by the amortization of intangible assets associated with the acquisitions completed during the year ended September 30, 2016.

Other Expenses

				Percentage of Revenue
	2017	2016	Change	2017	2016
Interest expense	$1,011,150	$324,282	$686,868	33%	58%
Loss on settlement of debt	22,170	-	22,170	1%	0%
Loss on disposal of asset	-	720	(720)	0%	0%
Impairment loss	200,000	-	200,000	7%	0%
Loss on change in fair market value of derivative liabilities	285,887	1,434,540	(1,148,653)	9%	256%
	$1,519,207	$1,759,542	$(240,335)	50%	314%

Total other expenses were $1,519,207 during the year ended September 30, 2017 compared to $1,759,542 during the year ended September 30, 2016. The decrease of $240,335 is from the decrease in the loss on fair market value of derivatives of $1,148,653 partially offset by increases in interest expense from the recognition of debt discounts associated with convertible and non-convertible notes payable which totaled $856,907 and $236,816 during the years ended September 30, 2017 and 2016, respectively. Additionally, there was a one time impairment loss on asset of $200,000 during the year ended December 31, 2017 that did not existing during the year ended December 31, 2016.

Net Loss

				Percentage of Revenue
	2017	2016	Change	2017	2016
Net loss	$(3,590,048)	$(2,552,090)	$(1,037,958)	-119%	-455%

Net loss during the year ended September 30, 2017 was $3,590,048 compared to $2,552,090 during the year ended September 30, 2016. The increase in net loss is the result of increases in other expenses partially offset by an increase in revenues and gross margins as described above.

 Liquidity and Capital Resources

Year Ended September 30, 2017

The Company had cash on hand of $121,013 as of September 30, 2017, current assets of $627,572 and current liabilities of $4,428,578 creating a working capital deficit of $3,801,006. Current assets consisted of cash totaling $121,013, accounts receivable net of allowances totaling $229,564, prepaid expenses totaling $169,557, other current assets of $7,438 and current portion of a note receivable of $100,000. Current liabilities consisted of accounts payable and accrued liabilities of $773,053, client deposits of $119,281, deferred revenue of $40,800, convertible notes payable net of discounts of $1,212,720, current capital lease obligations of $37,990, interest payable of $133,697, derivative liabilities of $294,637, current portions of notes payable net of discounts of $1,503,545 and current portions of related party payables of $312,855.

During the year ended September 30, 2017, the Company used $587,665 of cash in operating activities which consisted of a net loss of $3,590,049 non-cash losses of $2,454,299 and changes in working capital of $548,085.

Net cash used in investing activities total $1,058,062 during the year ended September 30, 2017. The Company paid $253,046 for the purchase of equipment, paid $505,016 for the acquisition of subsidiaries and issued a note receivable for $300,000.

During the year ended September 30, 2017, the Company generated cash of $1,709,254 from financing activities. The Company repaid $14,353 of capital lease obligations; received $114,500 of cash from the sale of series D preferred stock, $112,000 from the sale of common stock; $1,640,000 in cash from convertible notes payable, net advances from loans payable of $49,200 and made net repayments on related party notes payable of $192,093.

Year Ended September 30, 2016

The Company had cash on hand of $57,486 as of September 30, 2016, current assets of $131,969 and current liabilities of $1,716,246 creating a working capital deficit of $1,584,277. Current assets consisted of cash totaling $57,486, accounts receivable of $9,483, other current assets of $40,000 and a note receivable of $25,000. Current liabilities consisted of accounts payable and accrued liabilities of $223,316, convertible notes payable net of discounts of $257,605, interest payable of $27,197, derivative liabilities of $775,246, current portions of notes payable of $77,375, client deposits of $22,500 and current portions of related party payables of $333,007.

During the year ended September 30, 2016, the Company used $276,953 of cash in operating activities which consisted of a net loss of $2,552,090, non-cash losses of $2,005,554 and changes in working capital of $269,583.

Net cash used in investing activities total $29,396 during the year ended September 30, 2016. The Company acquired net cash of $9,055 in acquisitions, paid $13,451 for the purchase of equipment and issued a note receivable for $25,000.

During the year ended September 30, 2016, the Company generated cash of $337,869 from financing activities. The Company received $48,000 of cash from the sale of series D preferred stock, $349,640 in cash from convertible notes payable, advances from loans payable of $59,587, repayments on loans payable totaling $57,862, advances from related party notes payable of $26,00 and made net repayments on related party notes payable of $87,496.

Dividends

The Company did not declare any dividends during the years ended September 30, 2017 or 2016.

Employees

As of September 30, 2017 EVIO, Inc. had 35 full time employees and 6 part time employees, of which 33 are employed by EVIO Labs. In addition, EVIO Labs licensees employ 11 people.

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

Accounting and Audit Plan

In the next twelve months, we anticipate spending approximately $150,000 to $200,000 to pay for our accounting and audit requirements.

Off-balance sheet arrangements

On March 31, 2017, the Company entered into a long term operating lease requiring monthly payments of $10,275 for a period of 48 months terminating on March 31, 2021.

We have no other significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a smaller reporting company, as defined by Rule 229.10(f)(1) , is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

FORM 10-K

September 30, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

EVIO, Inc.

We have audited the accompanying consolidated balance sheet of EVIO, Inc. and subsidiaries (“the Company”) as of September 30, 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EVIO, Inc. as of September 30, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has negative working capital, recurring losses, and does not have a source of revenues sufficient to cover its operations costs. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

January 17, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Evio, Inc. (formerly Signal Bay, Inc) and Subsidiaries

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Evio, Inc. (formerly Signal Bay, Inc.) and Subsidiaries (collectively, the “Company”) as of September 30, 2016 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evio, Inc. (formerly Signal Bay, Inc.) and Subsidiaries as of September 30, 2016, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has negative working capital, recurring losses from operations and likely needs financing in order to meet its financial obligations. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

February 23, 2017

EVIO, INC.
(FORMERLY SIGNAL BAY, INC.)
CONSOLIDATED BALANCE SHEETS

	September 30,
	2017	2016
ASSETS

Current assets
Cash	$121,013	$57,486
Accounts receivable, net of allowance of $74,782 and $0	229,564	9,483
Prepaid expenses	169,557	-
Other current assets	7,438	40,000
Note receivable, current portion	100,000	25,000
Total current assets	627,572	131,969

Property and equipment, net of accumulated depreciation of $213,447 and $68,610, respectively	547,073	205,842
Security deposits	92,892	6,476
Note receivable, net of current portion	1,200,000	-
Intangible assets, net of accumulated amortization, net of accumulated amortization of $189,475 and $49,319	592,260	426,301
Goodwill	2,958,137	1,415,408

Total assets	$6,017,934	$2,185,996

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$773,053	$223,316
Client deposits	119,281	22,500
Deferred revenue	40,800	-
Interest payable	133,697	27,197
Capital lease obligation, current	37,990	-
Derivative liability	294,637	775,246
Convertible notes payable, net of discounts of $208,680 and $121,496, respectively	1,212,720	257,605
Loans payable, current, net of discounts of $127,662 and $0	1,503,545	77,375
Loans payable, related party, current	312,855	333,007
Total current liabilities	4,428,578	1,716,246

Capital lease obligation, net of current portion	52,777	-
Loans payable, net of current portion	59,832	-
Loans payable, related party, net of current portion, net of discounts of $42,044 and $0, respectively	1,251,306	876,751
Total liabilities	5,792,493	2,592,997

Stockholders' equity (deficit)
Series A Convertible Preferred Stock, Par Value $0.0001; 1,850,000 authorized; 0 and 1,840,000 shares issued and outstanding at September 30, 2017 and 2016, respectively	-	184
Series B Convertible Preferred Stock, Par Value $0.0001; 5,000,000 authorized; 5,000,000 shares issued and outstanding at September 30, 2017 and 2016, respectively	500	500
Series C Convertible Preferred Stock, Par Value $0.0001; 500,000 authorized; 500,000 shares issued and outstanding at September 30, 2017 and 2016, respectively	50	50
Series D Convertible Preferred Stock, Par Value $.0001; 1,000,000 authorized; 832,500 and 48,000 shares issued and outstanding at September 30, 2017 and 2016, respectively	83	5
Common Stock, Par Value $.0001, 1,000,000,000 authorized; 10,732,922 and 8,500,643 issued and outstanding at September 30, 2017 and 2016	1,073	850
Additional Paid In Capital	7,657,982	3,435,608
Accumulated Deficit	(7,592,371)	(4,032,177)
Total stockholders' equity (deficit)	67,317	(594,980)
Non-controlling interest	158,124	187,979
Total equity (deficit)	225,441	(407,001)

Total liabilities and stockholders' equity (deficit)	$6,017,934	$2,185,996

The accompanying notes are an integral part of these consolidated financial statements.

EVIO, INC.
(FORMERLY SIGNAL BAY, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
Revenues	2017	2016
Testing services	$2,696,227	$305,679
Consulting services	324,803	255,282
Total revenue	3,021,030	560,961

Cost of revenue
Testing services	2,282,164	391,753
Consulting services	70,505	110,135
Depreciation and amortization	103,854	25,167
Total cost of revenue	2,456,523	527,055

Gross margin	564,507	33,906

Operating expenses
Selling, general and administrative	2,454,209	785,758
Depreciation and amortization	181,139	40,696
Total operating expenses	2,635,349	826,454

Loss from operations	(2,070,842)	(792,548)

Other income (expense)
Interest expense	(1,011,150)	(324,282)
Loss on settlement of debt and account payable	(22,170)	-
Loss on disposal of asset	-	(720)
Impairment loss	(200,000)	-
Gain (loss) on change in fair market value of derivative liabilities	(285,887)	(1,434,540)
Total other income (expense)	(1,519,207)	(1,759,542)

Net loss	$(3,590,049)	$(2,552,090)
Gain (loss) attributable to non-controlling interest	(29,855)	(26,888)
Net loss attributable to Evio, Inc.	$(3,560,194)	$(2,525,202)

Basic and diluted loss per common share	$(0.37)	$(0.49)

Weighted average common shares outstanding	9,628,206	5,148,798

The accompanying notes are an integral part of these consolidated financial statements.

EVIO, INC.
(FORMERLY SIGNAL BAY, INC.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid In	Non-controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance September 30, 2015	1,840,000	$184	5,000,000	$500	-	$-	-	$-	3,986,486	$399	$1,694,063	$97,117	$(1,506,975)	$285,288
Series C preferred stock issued for acquisition	-	-	-	-	500,000	50	-	-	-	-	214,950	-	-	215,000
Series D preferred stock issued for cash	-	-	-	-	-	-	48,000	5	-	-	47,995	-	-	48,000
Common stock issued under employee equity incentive plan	-	-	-	-	-	-	-	-	60,875	6	46,467	-	-	46,473
Common stock issued for the conversion of notes payable	-	-	-	-	-	-	-	-	4,010,326	401	206,966	-	-	207,367
Common stock issued for the conversion of interest payable	-	-	-	-	-	-	-	-	14,686	1	4,134	-	-	4,135
Common stock issued for services	-	-	-	-	-	-	-	-	428,270	43	138,404	-	-	138,447
Common stock options issued under employee equity incentive plan	-	-	-	-	-	-	-	-	-	-	7,875	-	-	7,875
Reclassification of derivative liability to additional paid in capital	-	-	-	-	-	-	-	-	-	-	1,074,754	-	-	1,074,754
Minority interest in acquisition	-	-	-	-	-	-	-	-	-	-	-	117,750	-	117,750
Net loss, year ended September 30, 2016	-	-	-	-	-	-	-	-	-	-	-	(26,888)	(2,525,202)	(2,552,090)
Balance, September 30, 2016	1,840,000	184	5,000,000	500	500,000	50	48,000	5	8,500,643	850	3,435,608	187,979	(4,032,177)	(407,001)
Conversion of series A preferred stock to common stock	(1,840,000)	(184)	-	-	-	-	-	-	438,753	44	140	-	-	-
Series D preferred stock issued for acquisition	-	-	-	-	-	-	670,000	67	-	-	669,933	-	-	670,000
Series D preferred stock issued for cash	-	-	-	-	-	-	114,500	11	-	-	114,489	-	-	114,500
Common stock issued for cash	-	-	-	-	-	-	-	-	112,000	11	111,989	-	-	112,000
Common stock issued under employee equity incentive plan	-	-	-	-	-	-	-	-	93,691	10	211,061	-	-	211,071
Common stock issued for the conversion of notes payable	-	-	-	-	-	-	-	-	1,142,892	114	764,936	-	-	765,050
Common stock issued for the conversion of interest payable	-	-	-	-	-	-	-	-	53,304	5	30,970	-	-	30,975
Common stock issued for services	-	-	-	-	-	-	-	-	333,949	33	537,482	-	-	537,515
Common stock options issued under employee equity incentive plan	-	-	-	-	-	-	-	-	-	-	118,577	-	-	118,577
Common stock issued for settlement of account payable	-	-	-	-	-	-	-	-	10,000	1	11,399	-	-	11,400
Common shares issued for settlement of note payable	-	-	-	-	-	-	-	-	40,935	4	46,662	-	-	46,666
Common shares issued for settlement	-	-	-	-	-	-	-	-	5,000	1	7,650	-	-	7,651
Common stock issued for rounded shares from reverse stock split	-	-	-	-	-	-	-	-	1,755	-	-	-	-	-
Reclassification of derivative liability to additional paid in capital	-	-	-	-	-	-	-	-	-	-	1,597,086	-	-	1,597,086
Minority interest in acquisition	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss, year ended September 30, 2017	-	-	-	-	-	-	-	-	-	-	-	(29,855)	(3,560,194)	(3,590,049)
Balance, September 30, 2017	-	$-	5,000,000	$500	500,000	$50	832,500	$83	10,732,922	$1,073	$7,657,982	$158,124	$(7,592,371)	$225,441

The accompanying notes are an integral part of these consolidated financial statements.

EVIO, INC.
(FORMERLY SIGNAL BAY, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(3,590,049)	$(2,552,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	675,814	192,795
Loss on conversion of debt	15,964	-
Loss on settlement of account payable	6,206	-
Convertible note payable entered into for services	51,650	-
Loss on disposal of asset	-	720
Default penalties on convertible notes payable	-	51,229
Depreciation and amortization expense	284,993	89,454
Amortization of debt discount	856,907	236,816
Loss on derivative liability	285,887	1,434,540
Reduction of security deposit for rent expense	2,095	-
Allowance for doubtful accounts	74,783	-
Impairment loss	200,000
Changes in operating assets and liabilities:
Accounts receivable	(207,321)	42,063
Prepaid expenses	29,743	5,000
Other current asset	33,162	(40,000)
Security deposits	(87,811)	(6,476)
Accounts payable and accrued liabilities	505,256	237,663
Interest payable	137,475	31,333
Deferred revenue	40,800	-
Customer deposits	96,781	-
Net cash used in operating activities	(587,665)	(276,953)

Cash flows from investing activities
Net cash acquired in acquisitions of subsidiaries	-	9,055
Note receivable	(300,000)	(25,000)
Net cash paid for acquisition of subsidiaries	(505,016)	-
Purchase of equipment	(253,046)	(13,451)
Net cash used in investing activities	(1,058,062)	(29,396)

Cash flows from financing activities
Repayments of capital leases	(14,353)	-
Proceeds from issuance of common stock	112,000	-
Proceeds from the issuance of series D preferred stock	114,500	48,000
Proceeds from convertible notes, net of original issue discounts and fees	1,640,000	349,640
Proceeds from loans payable	100,000	59,587
Payment on loan payable	(50,800)	(57,862)
Proceeds from notes payable - related party	80,100	26,000
Payments on notes payable - related party	(272,193)	(87,496)
Net cash provided by financing activities	1,709,254	337,869

Net cash increase for period	63,527	31,520
Cash balance, beginning of period	57,486	25,966
Cash balance, end of period	$121,013	$57,486

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,193	$12,098
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Equipment financed through capital leases	$105,120	$-
Vehicles financed through notes payable	$75,165	$-
Settlement of account payable for common stock	$10,000	$-
Debt discount from derivative liability	$830,590	$215,000
Conversion of convertible note and accrued interest into common stock	$796,205	$211,504
Conversion of Series A Preferred stock to common stock	$184	$-
Reclassification of derivative liability to additional paid in capital	$1,597,086	$1,074,754
Note receivable acquired in exchange for note payable	$1,000,000	$-
Acquisition of Greenstyle Consulting assets through issuance of preferred shares, cash and note payable	$283,225	$-
Acquisition of GreehHaus through issuance of preferred shares and note payable	$744,723	$-
Note payable entered into for acquisition of Viridis Analytics MA	$500,000	$-
Common stock issued for settlement of note payable	$46,666	$-
Acquisition of Oregon Analytical Services’ assets through issuance of preferred shares, common shares and note payable	$-	$852,500
Acquisition of Smith Scientific through issuance of preferred shares, common shares and note payable	$-	$471,000
Expenses paid by note payable	$-	$52,000
Exchange of cost investment for account receivable	$-	$40,000

The accompanying notes are an integral part of these consolidated financial statements.

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF ACTIVITIES

EVIO, INC. (formerly Signal Bay, Inc.), a Colorado corporation and its subsidiaries provide analytical testing and advisory services to the emerging legalized cannabis industry. EVIO, Inc. was originally incorporated in the State of New York, December 12, 1977 under the name 3171 Holding Corporation. On February 22, 1979, the name was changed to Electronomic Industries Corp. and on February 23, 1983 the name was changed to Quantech Electronics Corp. The Company was reincorporated in the State of Colorado on December 15, 2003. On August 29, 2014, the Company completed a reverse merger with Signal Bay Research, Inc., a Nevada Corporation, and assumed its operations. In September 2014, the Company changed its name from Quantech Electronics Corp. to Signal Bay, Inc. then to EVIO, INC. in August 2017. The Company has selected September 30 as its fiscal year end. The Company is domiciled in the State of Colorado, and its corporate headquarters are located in Bend, Oregon.

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

Signal Bay Services was formed on January 25, 2015, as the management services division of EVIO.

On September 17, 2015, EVIO entered into a share exchange agreement with CR Labs, Inc., an Oregon Corporation, pursuant to which the Company acquired 80% of the outstanding common stock of CR Labs, Inc.

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

On October 26, 2016, the Company entered in to an Asset Purchase Agreement with Green Style Consulting, LLC which was closed on November 1, 2016.

The Company entered in to an Membership Interest Purchase Agreement with Viridis Analytics MA, LLC which was closed on August 1, 2017.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

A summary of significant accounting policies of EVIO, INC. (the “Company”) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries, all of which have a fiscal year end of September 30. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

The Company consolidates its subsidiaries in accordance with ASC 810, and specifically ASC 810-10-15-8 which states, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation.”

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2017 or 2016.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at their original invoice amounts. We regularly review collectability and establish an allowance for uncollectible amounts as necessary based on our experience with historical collectability. Management has determined that a reserve for uncollectible amounts was not required in the periods presented.

Notes Receivable

The Company accounts investments for notes receivable in accordance with ASC 320. On September 6, 2017, the Company entered in a note receivable with an unrelated entity for $1,300,000. The note, as amended, is due on September 6, 2024 and carries interest at a rate of 8% per annum. The note, as amended, requires minimum principal payments of $100,000 plus accrued interest on each anniversary date with the unpaid principal and interest being due on September 6, 2024. The Company evaluated the collectability of the note receivable as of September 30, 2017 and determined the full balance is collectible and no reserve for write off was recorded. As of September 30, 2017, there was $1,300,000 of principal, of which $100,000 was current and $1,200,000 was long term, and $6,838 of interest due.

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually or more often if indicators of a potential impairment are present. Our annual impairment tests are conducted at the beginning of the fourth quarter. We use a two-step process to quantitatively evaluate goodwill for impairment. In the first step, we compare the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, we complete a second step to determine the amount of the goodwill impairment that we should record. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets). We compare the resulting implied fair value of the goodwill to the carrying amount and record an impairment charge for the difference. We test individual indefinite-lived intangible assets by comparing the estimated fair value with the book values of each asset.

The Company recognizes an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized on a straight-line basis over their estimated useful lives unless the estimated useful life is determined to be indefinite. The Company’s intangible assets consist of client lists (amortized over five years), websites and domain names (amortized over 15 years) and testing licenses (amortized over 5 years).

Business Combinations

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

Reclassification

Certain amounts in the 2016 financial statements have been reclassified to conform to the 2017 financial presentation. These reclassifications have no impact on net loss.

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

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

Revenue Recognition

It is the Company’s policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, “Revenue Recognition.” Under ASC Topic 605-10-25, revenue earning activities are recognized upon the sale and delivery of its products and services. The Company generates revenue from consulting services provided to clients in the cannabis industry, licensing agreements as well as testing of cannabis and cannabis products for both medicinal and recreational consumption. The Company accepts orders for testing services which are generally completed within two weeks of receiving the order. Revenue is recognized from testing services upon delivery of the testing results to the client. Consulting engagements vary in length and scope but generally include reviewing regulatory filings, business plans and providing financial models to partners within the same industry. Revenue is recognized from consulting services upon completion of deliverables as outlined in the consulting agreement. The Company recognizes revenues from license agreements as deliverables within the agreement are met, typically training, providing the licensee with access to trademarks and other licensed materials and ongoing remote support. The Company generated revenues of $3,021,030 and $560,961 during the years ended September 30, 2017 and 2016 and had deferred revenues of $40,800 and $0 as of September 30, 2017 and 2016.

Cost of Revenue Recognition

The Company recognizes all costs incurred that are directly related to revenue generating activities as a cost of revenue. These costs include salaries and payroll taxes associated with lab employees, rent and utilities on lab facilities, depreciation of lab equipment and outsourced professional services utilized for consulting engagements. Cost of revenues totaled $2,456,523 and $527,055 during the years ended September 30, 2017 and 2016, respectively.

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

Capital Leases

The Company accounts for capital leases in accordance with ACS 840-30. During the year ended September 30, 2017, the Company entered into three separate long-term leases for equipment that contain a $1 buyout option upon lease termination. The Company determined these were capital leases based on the minimum buy out price and capitalized the net present value of the leases with totaled $116,800 as equipment. As of September 30, 2017, there was a total of $111,501 of future payments due through December 2019 of which $20,734 are financing charges leaving a total principal balance of $90,967 as of September 30, 2017. Of this amount, $37,990 is current and $52,777 is long term as of September 30, 2017. Future annual payments required under the capital leases through termination are as follows:

Year ended September 30,	Principal	Interest	Total
2018	$37,990	$15,082	$53,072
2019	41,922	5,354	47,276
2020	10,855	298	11,153
Total	$90,767	$20,734	$111,501

There were no capital lease obligations or equipment financed through capital leases as of September 30, 2016.

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits, notes receivable and accounts receivable. As of September 30, 2017, the Company did not hold cash at any financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation (“FDIC”) of up to $250,000. As of September 30, 2017, the Company had a note receivable totaling $1,300,000 due from a single entity.

As of September 30, 2017, the Company had total accounts receivable net of allowances of $229,564. Three separate clients comprised a total of 41% of this balance as follows:

	Balance	Percent of Total
Customer 1	$42,878	14%
Customer 2	45,635	15%
Customer 3	37,540	12%
All others	178,294	59%
Total	304,347	100%
Allowance for doubtful accounts	(74,783)
Net accounts receivable	$229,564

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2017:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$294,637	$294,637

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2016:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$775,246	$775,246

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Earning (Loss) Per Share

The Company computes net income (loss) per share in accordance with Accounting Standards Codification (“ASC”) 260, “ Earnings per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Given the net losses of the Company during the years ended September 30, 2017 and 2016, the effects of convertible equity and debt instruments were anti-dilutive resulting in basic and diluted loss per weighted average common shares outstanding equal. There was a total of 10,433,939 and 8,560,321 common stock equivalents excluded from diluted earnings per share for the years ended September 30, 2017 and 2016.

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

In September 2015, the FASB issued ASU 2015-16, ”Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” This update eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. The new standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company has adopted this guidance and the adoption of this guidance did not have an impact on the Company’s results of operations, financial position, or cash flows for the years ended September 30, 2017 or 2016.

In March 2016, the FASB issued ASU 2016-09, ”Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the new guidance on January 1, 2017. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital. However, as the Company has a full valuation allowance against its deferred tax asset, a corresponding adjustment was recorded to increase the valuation allowance.

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

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (continued)

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-1O”). The amendments in this update clarify the following two aspects to Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The entity first identifies the promised goods or services in the contract and reduce the cost and complexity. An entity evaluates whether promised goods and services are distinct. Topic 606 includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The Company is currently evaluating ASU 2016-10 and its impact on its consolidated financial statements or disclosures.

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

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. At September 30, 2017, the Company effected a change in accounting estimate and adopted a Monte Carlo simulation model to value outstanding derivative liabilities as of September 30, 2017.

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

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACQUISITIONS

Completed During the Year Ended September 30, 2016

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

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACQUISITIONS (CONTINUED)

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

Completed During the Year Ended September 30, 2017

GreenHaus Analytical Labs, LLC (or “GHA”)

 On October 19, 2016, the Company entered into a Membership Interest Purchase Agreement to purchase 100% of the ownership of GreenHaus Analytical Labs, LLC. for 460,000 shares of Series “D” preferred stock and a $340,000 promissory note.

The Company applied the acquisition method to the business combination and valued each of the assets acquired (cash, accounts receivable, prepaid expenses, security deposits, customer contracts/relationships, certain testing licenses and property, plant and equipment) and liabilities assumed (accounts payable, related party payables and notes payable) at fair value as of the acquisition date.. The allocation of the purchase price was based on an independent valuation of the fair value of the assets and liabilities assumed. Under the purchase agreement, the Company issued 460,000 shares of Series “D” preferred stock, valued at $460,000 and a $340,000 promissory note with a discounted value of $284,723 for total consideration of $744,723. Portions of the note payable may be converted to common stock of the Company at certain dates as follows: 25% on April 16, 2018; 25% on October 16, 2019 and 25% on October 15, 2020. Each conversion may occur at the option of the holder at a price equal to a 20% discount from the lowest trading price in the prior five trading days.

The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS ACQUIRED
CASH	$13,070
ACCOUNTS RECEIVABLE	21,767
PREPAID EXPENSES	300
SECURITY DEPOSITS	700
PROPERTY PLANT AND EQUIPMENT	81,311
LICENSE	256,000
CUSTOMER CONTRACTS/RELATIONSHIPS	11,500
GOODWILL	653,453
TOTAL ASSETS ACQUIRED	$1,038,101

LIABILITIES ASSUMED
ACCOUNTS PAYABLE	$(73,866)
RELATED PARTY PAYABLES	(194,512)
NOTES PAYABLE	(25,000)
TOTAL LIABILITIES ASSUMED	(293,378)

NET ASSETS ACQUIRED FROM GHA ACQUISITION	$744,723

The license and customer contracts/relationships acquired will be amortized over their expected useful lives of five years.

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACQUISITIONS (CONTINUED)

Green Style Consulting, LLC

On October 26, 2016, the Company entered in to an Asset Purchase Agreement with Green Style Consulting, LLC. Effective, November 1, 2016, the company owned all assets of Green Style Consulting, LLC d/b/a Green Style Analytics, including 1,300 client names, analytical testing equipment, brands/websites, and the vanity toll-free number 844-420-TEST for 210,000 shares of Series “D” preferred stock, $20,000 cash down payment and a $50,000 promissory note. The Asset Purchase Agreement also requires a portion of net profit be paid to the seller through November 2019.

The Company applied the acquisition method to the business combination and valued each of the assets acquired (customer lists and property, plant and equipment) at fair value as of the acquisition date. The allocation of the purchase price was based on an independent valuation of fair value of the assets and liabilities assumed based. Under the purchase agreement, the Company issued 210,000 shares of Series “D” preferred stock, valued at $210,000, a cash payment of $20,000, a $50,000 promissory note which carried a premium of $7,415 and a share of future monthly profit valued at $15,810 for total consideration of $303,225. The note payable may be converted to common stock of the Company at certain dates as follows: 50% on November1, 2017 and 50% on November 1, 2018. Each conversion may occur at the option of the holder at a price equal to a 20% discount from the lowest trading price in the prior five trading days. Additionally, the Company has agreed to pay the sellers 20% of EVIO California, Inc.’s net profits effective November 1, 2016 for a period of three years ending October 31, 2019. There were no monthly net profits from the date of acquisition to September 30, 2017.

The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS ACQUIRED
PROPERTY PLANT AND EQUIPMENT	$19,300
CUSTOMER CONTRACTS/RELATIONSHIPS	14,800
GOODWILL	269,125
TOTAL ASSETS ACQUIRED	$303,225

LIABILITIES ASSUMED	-
NET ASSETS ACQUIRED FROM GREEN STYLE ACQUISITION	$303,225

The customer contracts/relationships acquired will be amortized over the expected useful life of five years.

Viridis Analytics MA, LLC (or “Viridis”)

 On July 31, 2017, the Company entered into a Membership Interest Purchase Agreement to purchase 100% of the ownership of Viridis Analytics MA, LLC for $500,000 cash and a $500,000 promissory note.

The Company applied the acquisition method to the business combination and valued each of the assets acquired (cash, accounts receivable, other current assets, a website, customer contracts/relationships, a lab lease with favorable market terms and property, plant and equipment) at fair value as of the acquisition date.. The allocation of the purchase price was based on an independent valuation of fair value of the assets acquired. Under the purchase agreement, the Company paid $500,000 of cash and a $500,000 promissory note with a discounted value of $364,382 for total consideration of $864,382. The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS ACQUIRED
CASH	$1,914
ACCOUNTS RECEIVABLE	65,776
OTHER CURRENT ASSET	600
PROPERTY PLANT AND EQUIPMENT	152,126
WEBSITE	7,215
CUSTOMER CONTRACTS/RELATIONSHIPS	13,500
FAVORABLE LEASE	3,100
GOODWILL	620,151
TOTAL ASSETS ACQUIRED	$864,382

LIABILITIES ASSUMED	$-

NET ASSETS ACQUIRED FROM VIRIDIS ACQUISITION	$864,382

The customer contracts/relationships acquired will be amortized over their expected useful lives of five years while the favorable lease will be amortized through the remaining contractual term of six months.

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

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

EVIO, INC.
UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
Revenues	2017	2016
Testing services	$2,802,199	$743,306
Consulting services	324,803	255,282
Total revenue	3,127,002	998,588

Cost of revenue
Testing services	2,469,863	592,929
Consulting services	70,505	110,135
Depreciation and amortization	103,854	35,312
Total cost of revenue	2,644,222	738,376

Gross margin	482,780	260,212

Operating expenses
Selling, general and administrative	2,739,462	982,881
Depreciation and amortization	211,565	64,683
Total operating expenses	2,951,027	1,074,564

Loss from operations	(2,468,247)	(787,352)

Other income (expense)
Interest expense	(1,011,606)	(316,745)
Loss on settlement of debt	(22,170)	-
Loss on disposal of asset	-	(720)
Impairment loss	(200,000)
Gain (loss) on change in fair market value of derivative liabilities	(285,887)	(1,434,540)
Total other income (expense)	(1,519,663)	(1,752,005)

Net loss	$(3,987,910)	$(2,539,357)

 NOTE 4 – GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has negative working capital, recurring losses, and does not have a source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

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

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets consist of customer lists, testing licenses, favorable leases and websites. The components of intangible assets as of September 30, 2017 and 2016 consist of:

	2017	2016
Customer list	$480,670	$440,870
License	256,000	-
Favorable lease	3,100	-
Website	41,965	34,750
Total	781,735	475,620
Accumulated amortization	(189,475)	(49,319)
Net value	$592,260	$426,301

The Company estimates amortization to be recorded on existing intangible assets through the year ended September 30, 2022 to be:

For the years ended September 30,	Amortization
2018	$151,717
2019	149,651
2020	149,651
2021	107,476
2022	9,722
Total	$568,217

NOTE 6 – PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following as of September 30, 2017 and 2016:

	2017	2016
Furniture and Equipment	$146,870	$21,551
Laboratory Equipment	439,071	188,531
Software	58,333	59,049
Leasehold Improvements	41,081	5,321
Vehicles	75,165	-
Total	760,520	274,452
Accumulated depreciation	(213,447)	(68,610)
Net value	$547,073	$205,842

The Company capitalized a total of $116,800 of equipment purchased through capital leases as disclosed in Note 2 – Summary of Significant Accounting Policies and recorded depreciation expense of $32,445 and $0 on that equipment during the years ended September 30, 2017 and 2016, respectively.

During the year ended September 30, 2017, the Company purchased a software license for $200,000 in cash which was initially capitalized as a fixed asset. The Company relied on the representation of the seller regarding the assignability of the license. However, independent verification of the assignability was not obtained. As a result, the Company recognized a $200,000 impairment loss on the write off of the asset.

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS

Through September 30, 2016, the Company received loans from its Chief Operating Officer totaling $96,000. Through September 30, 2016, the Company made repayments totaling $14,295. There were repayments totaling $7,500 made during the year ended September 30, 2017. There was $84,205 and $91,705 due as of September 30, 2017 and 2016, respectively, and is included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties. The loans carry a 0% interest rate and are due on demand.

During the years ended September 30, 2017 and 2016, the Company incurred total expenses of $42,192 and $60,026, respectively, for management consulting services performed by Newport Commercial Advisors, an entity fully owned and controlled by our Chief Executive Officer. There was not a balance payable to Newport Commercial Advisors as of September 30, 2017 or 2016.

On June 22, 2015, the Company purchased a 4% ownership of Libra Wellness Center, LLC from Lori J Glauser, our COO for $40,000. Libra Wellness Center, LLC subsequently obtained additional financing resulting in our ownership being diluted to 1.5%. The $40,000 was to be paid in one installment due no later than April 1, 2016. On June 16, 2016, the Company was engaged by Libra Wellness Center, LLC to provide advisory services in the amount of $12,750. The Company received regulatory approval to sell its interest in Libra Wellness Center on September 29, 2016. As of September 30, 2016, the Company had not received payment for the divesture resulting in a $40,000 receivable as of September 30, 2016. This amount was collected in full during the year ended September 30, 2017 resulting in a balance of $0 as of September 30, 2017.

During the year ended September 30, 2017, the Company received loans from its Chief Executive Officer totaling $80,100 and made repayments totaling $75,650. The loans are non-interest bearing and due on demand. There was $4,450 due as of September 30, 2017.

During the years ended September 30, 2017 and 2016 the Company made repayments to Eric Ezrine, a shareholder of CR Labs, on an outstanding note payable totaling $13,139 and $0, respectively. The loans carry an interest rate of 0% per annum. There was $130 and $13,269 due as of September 30, 2017 and 2016, respectively. Additionally, the Company entered into a severance agreement with Mr. Ezrine whereby it agreed to make payments totaling $44,500 through August 2018. The Company made repayments of $22,050 during the year ended September 30, 2017. There was $22,450 and $44,500 accrued as of September 30, 2017 and 2016, respectively.

On May 24, 2016, the Company executed an asset purchase agreement with Sara Lausmann, managing member owner of Oregon Analytical Services, LLC, for $972,500. The terms of the purchase required the issuance of 200,000 shares of Series C Preferred Stock, valued at $80,000, $72,500 in a short-term loan and $700,000 in a long-term note. During the years ended September 30, 2017 and 2016, the Company repaid $47,714 and $34,916, respectively, to Sara Lausmann, Vice President Client Services. The total amount owed is $689,870 and $737,584 as of September 30, 2017 and 2016, respectively. As of September 30, 2017 and 2016, $89,870 and $37,584 and $600,000 and $700,000 are included in the accompanying consolidated balance sheets as current and long-term portions of notes payable to related party, respectively. The notes carry interest at a rate of 5% per annum and had accrued interest totaling $47,409 and $13,521 due as of September 30, 2017 and 2016, respectively.

On June 1, 2016, the Company executed a share purchase agreement with Anthony Smith, for the purchase of 80% of Smith Scientific Industries for $636,000. The terms of the purchase required the issuance of 300,000 shares of Series C Preferred Stock, valued at $135,000 and $336,000 in a promissory note. During the year ended September 30, 2017, the Company repaid $50,000 to Anthony Smith, our Chief Science Officer. The note carries interest at a rate of 5% per annum. There was $261,000 and $311,000 of principal due as of September 30, 2017 and 2016 and $18,846 and $5,155 of accrued interest due as of September 30, 2017 and 2016, respectively.

On October 19, 2016, the Company assumed a $194,512 payable due to Henry Grimmett, and officer of Greenhaus and current Director of the Company, with its acquisition of Greenhaus Analytical Services, LLC. The note bears interest at 0% per annum and requires repayments of $25,000 quarterly. During the year ended September 30, 2017, the Company made repayments totaling $25,100. There was a total of $169,412 due as of September 30, 2017 of which $100,000 is current and $69,412 is long term.

As discussed in Note 3 - Acquisitions, on October 19, 2016, the Company entered into a $340,000 note payable as part of its acquisition of Greenhaus Analytical Services, LLC. The note carried a debt discount of $55,277. The note carries interest at a rate of 6% per annum and matures on October 16, 2020. There was $340,000 of principal, an unamortized debt discount of $42,044 and $19,506 of accrued interest due as of September 30, 2017.

As discussed in Note 3 – Acquisitions, on November 1, 2016, the Company entered into a $50,000 note payable, that contained a premium of $7,416 based on fair value, to Green Style Consulting, LLC as part of the asset purchase agreement. Green Style Consulting, LLC Managing Member is our General Manager Northern California, who was hired by the Company concurrent to the asset purchase. The note carries interest at a rate of 5% per annum and matures on October 31, 2018. During the year ended September 30, 2017, the Company made repayments of $6,090. There was $43,910 of principal, $4,028 of unamortized note premium and $5,055 of accrued interest due as of September 30, 2017.

As discussed in Note 3 – Acquisitions, on October 19, 2016, the Company entered into an asset purchase agreement with Green Style Consulting LLC requiring a future share of net profits generated by Green Style Consulting. The fair value of these future net profits were estimated to be $15,809. There have been no monthly net profits to distribute from the time of acquisition to September 30, 2017 and as such no repayments have been made. There was $15,809 accrued and included in accounts payable and accrued liabilities for future payments related to this earn out as of September 30, 2017.

Through September 30, 2016, the Company borrowed a total of $16,200 from our Chief Science Officer to fund operations. The loans are non-interest bearing, due on demand and as such are included in current liabilities. During the year ended September 30, 2017, the Company made repayments totaling $7,000. There was $9,200 and $16,200 due as of September 30, 2017 and 2016, respectively.

Through March 31, 2016, our executive, administrative and operating offices were located at 2996 Panorama Ridge Dr. Henderson, NV 89052. The office space was being provided by one of our Directors at no cost to the Company.

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ EQUITY

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

All 1,840,000 outstanding Series A Convertible Stock was converted into 438,753 (post split) share of common stock during the year ended September 30, 2017.

The Company has 0 and 1,840,000 shares of Series A Convertible Stock issued and outstanding as of September 30, 2017 and 2016, respectively.

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

Each holder of outstanding shares of Series B Preferred Stock shall be entitled to the number of votes equal to one Common Share. Except as provided by law, or by the provisions establishing any other series of Preferred Stock, holders of Series B Preferred Stock and of any other outstanding series of Preferred Stock shall vote together with the holders of Common Stock as a single class.

Each holder of shares of Series B Preferred Stock may, at any time and from time to time, convert (an “Optional Conversion”) each of its shares of Series B Preferred Stock into one (1) fully paid and nonassessable shares of Common Stock.

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

Series B Convertible Preferred Stock (continued)

The Company has evaluated the Series B Preferred Stock in accordance with ASC 815 and has determined their conversion options were for equity and ASC 815 does not apply.

The Company has evaluated the Series B Preferred Stock in accordance with FASB ASC Subtopic 470-20, and has determined that there is no beneficial conversion feature that must be accounted.

The Company has 5,000,000 shares of Series B Convertible Stock issued and outstanding as of September 30, 2017 and 2016.

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

Each holder of outstanding shares of Series C Preferred Stock shall be entitled to the number of votes equal to five (5) Common Shares. Except as provided by law, or by the provisions establishing any other series of Preferred Stock, holders of Series B Preferred Stock and of any other outstanding series of Preferred Stock shall vote together with the holders of Common Stock as a single class.

Each holder of shares of Series C Preferred Stock may, at any time and from time to time, convert (an “Optional Conversion”) each of its shares of Series C Preferred Stock into five (5) fully paid and nonassessable shares of Common Stock; provided, however, that any Optional Conversion must involve the issuance of at least 100 shares of Common Stock.

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

There were 500,000 shares of Series C Convertible Stock issued and outstanding as of September 30, 2017 and 2016.

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

Each holder of shares of Series D Preferred Stock may, at any time and from time to time, convert (an “Optional Conversion”) each of its shares of Series D Preferred Stock into 2.5 fully paid and nonassessable shares of Common Stock; provided, however, that any Optional Conversion must involve the issuance of at least 500 shares of Common Stock.

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

During the year ended September 30, 2016, the Company issued 48,000 shares of Series D Preferred Stock for cash proceeds of $48,000. During the year ended September 30, 2017, the Company issued 114,500 shares of Series D Preferred Stock for cash proceeds of $114,500 and 670,000 shares of Series D Preferred Stock, valued at $670,000, in conjunction with the acquisitions as discussed in Note 3.

There were 832,500 and 48,000 shares of Series D Convertible Stock issued and outstanding as September 30, 2017 and 2016, respectively.

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock

During the year ended September 30, 2017, the Company effected a 1:100 reverse stock split. The effects of the split have been reflected retroactively in the financial statements for all periods presented.

On September 5, 2017, the Company amended its articles of incorporation to reduce the number of authorized common shares from 3,000,000 to 1,000,000,000.

During the year ended September 30, 2016, the Company issued 60,875 common shares valued at $46,473 under its employee equity incentive plan; 4,010,326 common shares for the conversion of $207,367 of outstanding principal on convertible notes payable; 14,686 common shares for the conversion of $4,135 of convertible accrued interest and 428,270 common shares for services valued at $138,447. All conversions of outstanding principal and accrued interest on convertible notes payable were done so at contractual terms.

During the year ended September 30, 2017, the Company issued 333,949 common shares valued at $537,515 for services; 438,753 common shares for the conversion of 1,840,000 shares of Series A Preferred Stock; 112,000 common shares for cash proceeds of $112,000; 93,691 common shares valued at $211,071 under its employee equity incentive plan; 10,000 common shares for the settlement of $11,400 of accounts payable; 1,755 common share due to the rounding impacts of the 1:100 reverse stock split; 1,142,892 common shares for the conversion of $765,050 of outstanding principal on convertible notes payable; 53,304 for the conversion of $30,975 of convertible accrued interest; 40,935 common shares for the settlement of non-convertible debt totaling $46,666 and 5,000 common shares valued at $7,651 as a settlement. All conversions of outstanding principal and accrued interest on convertible notes payable were done so at contractual terms.

There were 10,732,927 and 8,500,643 shares of common stock issued and outstanding at September 30, 2017 and 2016, respectively.

NOTE 9 – LOANS PAYABLE

The Company had the following loans payable outstanding as of September 30, 2017 and September 30, 2016:

	September 30, 2017	September 30, 2016
On July 22, 2016, the Company entered into a Purchase and Sale of Future Receivables agreement (the “Agreement”) with 1 Global Capital, LLC (“1GC”) for $50,000. The Agreement calls for 160 daily payments of $437.50, due on business days, for total payments of $70,000. The Company recognized an original debt discount of $20,000 as interest expense.	$-	$49,875

On May 24, 2016, the Company assumed a $27,500 Promissory note with annual interest of 5%, as part of the acquisition of Oregon Analytical Services (see note 3). The note is due on demand and requires quarterly payments.	-	27,500

On March 16, 2017, the Company executed notes payable for the purchase of three vehicles. The notes carry interest at 6.637% annually and mature on March 31, 2023.	71,039	-

On August 1, 2017, the Company entered into a note payable totaling $500,000 for the acquisition of Virdiris (see note 3). The note carries interest at 8% annually and is due on July 1, 2018.	500,000	-

On September 6, 2017, the Company entered into a note payable totaling $1,000,000 for the purchase of an outstanding note receivable. The note carries interest at 8% annually and is due on July 6, 2018.	1,000,000	-

On August 31, 2017, the Company executed a note payable for $120,000 of which $20,000 was an original issue discount resulting in cash proceeds of $100,000. The note carries interest at 8% annually and is due on March 3, 2018.	120,000
	1,691,039	77,375
Less: unamortized original issue discounts	(127,662)	-
Total loans payable	1,563,377
Less: current portion of loans payable	1,503,545	77,375

Long-term portion of loans payable	$59,832	$-

As of September 30, 2017 and 2016, the Company accrued interest of $12,625 and $638, respectively.

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE NOTES PAYABLE

The Company has entered into convertible notes payable that convert to common stock of the Company at variable conversion prices. As further discussed in Note 11 – Derivative Liabilities, the Company analyzed the conversion features of the agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The following table summarizes all convertible notes outstanding as of September 30, 2016:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest
Noteholder 1	5/17/2016	5/18/2017	$76,650	$(5,867)	$70,783	$2,268
Noteholder 1	8/26/2016	8/26/2017	76,650	(6,650)	70,000	588
Noteholder 2	5/22/2016	5/23/2017	45,000	-	45,000	1,282
Noteholder 3	3/20/2016	3/21/2017	27,500	(12,959)	14,541	1,454
Noteholder 3	5/18/2016	5/19/2017	76,650	(48,510)	28,140	2,252
Noteholder 3	9/19/2016	5/19/2017	76,650	(47,510)	29,140	185
			$379,100	$(121,496)	$257,604	$8,029

The following table summarizes all convertible notes outstanding as of September 30, 2017:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest
Noteholder 1	3/2/2017	3/2/2018	$125,000	$(38,112)	$86,888	$5,671
Noteholder 1	7/14/2017	7/14/2018	275,600	(11,795)	263,805	4,712
Noteholder 1	8/14/2017	8/14/2018	275,600	(13,068)	262,532	2,839
Noteholder 4	3/2/2017	3/2/2018	69,000	(50,009)	18,991	7,187
Noteholder 4	6/5/2017	3/2/2018	125,000	(70,833)	54,167	3,205
Noteholder 4	7/14/2017	7/14/2018	275,600	(11,795)	263,805	4,470
Noteholder 4	8/14/2017	8/14/2018	275,600	(13,068)	262,532	2,597
			$1,421,400	$(208,680)	$1,212,720	$30,681

Noteholder 1

On May 17, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 18, 2017. The Note was convertible into the Company’s common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company’s common stock for the twenty prior trading days including the date of conversion. The Company may prepay the note during the first six months it is outstanding. During the year ended September 30, 2017, the noteholder converted all outstanding principal and interest in exchange for a total of 111,573 post-split (11,157,314 pre-split) common shares. There was $0 and $76,650 of principal and $0 and $2,268 of accrued interest due at September 30, 2017 and 2016, respectively.

On May 17, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 which was funded on December 13, 2016 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 18, 2017. The Note was convertible into the Company’s common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company’s common stock for the twenty prior trading days including the date of conversion. During the year ended September 30, 2017, the noteholder converted all outstanding principal and interest in exchange for a total of 71,649 post-split (7,164,852 pre-split) common shares. There was $0 and $0 of principal and $0 and $0 of accrued interest due at September 30, 2017 and 2016, respectively.

On August 26, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on August 26, 2017. The Note is convertible into the Company’s common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company’s common stock for the twenty prior trading days including the date of conversion. During the year ended September 30, 2017, the noteholder converted all outstanding principal and interest in exchange for a total of 100,874 post-split (10,087,373 pre-split) common shares. There was $0 and $76,650 of principal and $0 and $588 of accrued interest due at September 30, 2017 and 2016, respectively.

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Noteholder 1 (continued)

On August 26, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 which was funded on January 3, 2017 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on August 26, 2017. The Note is convertible into the Company’s common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company’s common stock for the twenty prior trading days including the date of conversion. During the year ended September 30, 2017, the noteholder converted all outstanding principal and interest in exchange for a total of 111,033 post-split (11,103,272 pre-split) common shares. There was $0 and $0 of principal and $0 and $0 of accrued interest due at September 30, 2017 and 2016, respectively.

On March 2, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $125,000 resulting in cash proceeds to the Company of $125,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on March 2, 2018. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 65% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. There was $125,000 and $0 of principal and $7,397 and $0 of accrued interest due at September 30, 2017 and 2016, respectively.

On March 2, 2017, the Company sold a Convertible Promissory Note to an unrelated party, for the principal amount of $125,000 resulting in cash proceeds to the Company of $125,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith which was funded on June 5, 2017. The Note, together with accrued interest at the annual rate of 8%, is due on March 2, 2018. The Note is convertible into the Company's common stock upon funding at a conversion price equal to 65% of the lowest trade price of the Company's common stock for the fifteen prior trading days including the date of conversion. During the year ended September 30, 2017, the noteholder converted all outstanding principal and interest in exchange for a total of 194,795 post-split (19,479,452 pre-split) common shares. There was $0 and $0 of principal and $0 and $0 of accrued interest due at September 30, 2017 and 2016, respectively.

On July 14, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $275,600 of which $15,600 was an original issue discount and $10,000 was paid directly to third parties resulting in cash proceeds to the Company of $250,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on July 14, 2018. The Note is convertible into the Company’s common stock commencing 180 days from the date of issuance at a conversion price equal to 75% of the lowest trade price of the Company’s common stock for the fifteen prior trading days including the date of conversion. There was $275,000 and $0 of principal and $4,701 and $0 of accrued interest due at September 30, 2017 and 2016, respectively.

On August 14, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $275,600 of which $15,600 was an original issue discount and $10,000 was paid directly to third parties resulting in cash proceeds to the Company of $250,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on August 14, 2018. The Note is convertible into the Company’s common stock commencing 180 days from the date of issuance at a conversion price equal to 75% of the lowest trade price of the Company’s common stock for the fifteen prior trading days including the date of conversion. There was $275,000 and $0 of principal and $2,833 and $0 of accrued interest due at September 30, 2017 and 2016, respectively.

Noteholder 2

On May 23, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $45,000 resulting in cash proceeds to the Company of $45,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 23, 2017. The Note is convertible into the Company’s common stock commencing 180 days from the date of issuance at a conversion price equal to 72% of the lowest trade price of the Company’s common stock for the ten prior trading days including the date of conversion. The Company may prepay the note during the first 90 days it is outstanding for a sum of 115% of the unpaid principal and accrued interest outstanding and within the next 90 days at a rate of 130% of the unpaid principal and accrued interest outstanding. The note may not be prepaid after 180 days from issuance. During the year ended September 30, 2017, the noteholder elected to convert all outstanding principal and interest due in exchange for a total of 33,344 post-split (3,334,387 pre-split) common shares. There was $0 and $45,000 of principal and $0 and $1,282 of accrued interest due at and September 30, 2017 and 2016, respectively.

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Noteholder 3

On March 21, 2016, an unrelated party purchased from an existing convertible noteholder outstanding principal of $115,019. The Note is due on March 21, 2017 and carries an interest rate of 0% per annum. The Note is convertible into the Company's common stock at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. During the year ended September 30, 2016, the Company issued a total of 3,384,939 post-split (338,493,893 pre-split) common shares for the conversion of $115,019 of principal. There was $0 of principal and $0 of accrued interest due at September 30, 2016.

On March 21, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $27,500 of which $2,500 was an original issue discount resulting in cash proceeds to the Company of $25,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 10%, is due on March 21, 2017. The Note is convertible into the Company’s common stock commencing from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company’s common stock for the twenty-five prior trading days including the date of conversion. The Company may prepay the note during the first 180 days it is outstanding at a graduated scale of 100% of the principal amount if repaid within 30 days from issuance; 110% of the principal during the next 30 days; 120% of the principal during the next 30 days; 130% of the principal during the next 30 days; 140% of the principal during the next 30 days and 150% of the principal during the next 30 days. The note may not be prepaid after 180 days without the expressed written consent of the noteholder. During the year ended September 30, 2017 the noteholder elected to convert all outstanding principal and interest due in exchange for a total of 98,856 post-split (9,885,621 pre-split) common shares. There was $0 and $27,500 of principal and $0 and $1,454 of accrued interest due at and September 30, 2017 and 2016, respectively.

On May 19, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 19, 2017. The Note is convertible into the Company’s common stock commencing from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company’s common stock for the twenty prior trading days including the date of conversion. The Company may prepay the note during the first 180 days it is outstanding at a rate of 115% of the outstanding principal amount during the first 90 days from issuance and 135% of the principal amount during the next 90 days. The note may not be prepaid without the consent of the noteholder after 180 days. During the year ended September 30, 2017, the noteholder elected to convert all outstanding principal and interest due in exchange for a total of 127,357 post-split (12,735,692 pre-split) common shares. There was $0 and $76,650 of principal and $0 and $2,252 of accrued interest due at September 30, 2017 and 2016, respectively.

On September 19, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount and $7,000 was paid to a third party on our behalf resulting in cash proceeds to the Company of $63,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 19, 2017. The Note is convertible into the Company’s common stock commencing from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company’s common stock for the twenty prior trading days including the date of conversion. The Company may prepay the note during the first 180 days it is outstanding at a rate of 115% of the outstanding principal amount during the first 90 days from issuance and 135% of the principal amount during the next 90 days. The note may not be prepaid without the consent of the noteholder after 180 days. During year ended September 30, 2017, the noteholder elected to convert all outstanding principal and interest in exchange for 182,553 post-split (18,255,293 pre-split) shares of common stock. There was $0 and $76,650 of principal and $0 and $185 of accrued interest due at September 30, 2017 and 2016, respectively.

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Noteholder 4

On February 19, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $25,000 resulting in cash proceeds to the Company of $25,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on February 19, 2017. The Note is convertible into the Company's common stock commencing from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. During the year ended September 30, 2016 the Company issued 106,383 post-split (10,638,298 pre-split) shares of common stock for the conversion of $25,000 of principal and 4,799 post-split (479,906 pre-split) shares of common stock for the conversion of $1,128 of accrued interest payable. There was $0 of principal and $0 of accrued interest due at September 30, 2016.

On February 19, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $25,000 of which $2,000 was an original issue discount resulting in cash proceeds to the Company of $23,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on February 19, 2017. The Note is convertible into the Company's common stock commencing from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. During the year ended September 30, 2016 the Company issued 102,041 post-split (10,204,082 pre-split) shares of common stock for the conversion of $25,000 of principal. There was $0 of principal and $0 of accrued interest due at September 30, 2016.

On March 2, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $125,000 resulting in cash proceeds to the Company of $125,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on March 2, 2018. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 65% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. During the year ended September 30, 2017, the holder elected to convert a total of $56,000 of principal in exchange for 111,538 post-split (11,153,800 pre-split) shares of common stock. There was $69,000 and $0 of principal and $7,187 and $0 of accrued interest due at September 30, 2017 and 2016, respectively.

On March 2, 2017, the Company sold a Convertible Promissory Note to an unrelated party, for the principal amount of $125,000 resulting in cash proceeds to the Company of $125,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith which was funded on June 5, 2017. The Note, together with accrued interest at the annual rate of 8%, is due on March 2, 2018. The Note is convertible into the Company's common stock upon funding at a conversion price equal to 65% of the lowest trade price of the Company's common stock for the fifteen prior trading days including the date of conversion. There was $125,000 and $0 of principal and $3,205 and $0 of accrued interest due at September 30, 2017 and 2016, respectively.

On July 14, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $275,600 of which $15,600 was an original issue discount and $10,000 was paid directly to third parties resulting in cash proceeds to the Company of $250,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on July 14, 2018. The Note is convertible into the Company’s common stock commencing 180 days from the date of issuance at a conversion price equal to 75% of the lowest trade price of the Company’s common stock for the fifteen prior trading days including the date of conversion. There was $275,000 and $0 of principal and $4,701 and $0 of accrued interest due at September 30, 2017 and 2016, respectively.

On August 14, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $275,600 of which $15,600 was an original issue discount and $10,000 was paid directly to third parties resulting in cash proceeds to the Company of $250,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on August 14, 2018. The Note is convertible into the Company’s common stock commencing 180 days from the date of issuance at a conversion price equal to 75% of the lowest trade price of the Company’s common stock for the fifteen prior trading days including the date of conversion. There was $275,000 and $0 of principal and $2,833 and $0 of accrued interest due at September 30, 2017 and 2016, respectively.

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Noteholder 5

On July 23, 2015, Signal Bay, Inc. (the “Company”) executed a convertible promissory note with a principal amount of $102,500 (the “Note”) to St. George Investments, LLC. (“Lender”). The Note was funded on July 23, 2015 (Purchase Date). The Company may repay this note at any time. This note shall be deemed paid in full if Company pays to Lender (a) the sum of $91,250 (meaning Borrower would receive a $11,250 discount) on or before the date that is ninety (90) days from the Purchase Price Date, or (b) the sum of $97,500 (meaning Borrower would receive a $5,000 discount) on any date after the date that is ninety (90) days from the Purchase Price Date but on or before the date that is one hundred thirty-five (135) days from the Purchase Price Date (the “Prepayment Opportunity Date”). If Borrower does not repay the entire Outstanding Balance of this Note on or before the Prepayment Opportunity Date, it shall receive no prepayment discount and must pay the entire Outstanding Balance of this Note in full on or before the Maturity Date. Lender has the right at any time following an Event of Default, at its election, to convert (each instance of conversion is referred to herein as a “Conversion”) all or any part of the Outstanding Balance into shares (“Conversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (“Common Stock”), of Borrower as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the “Conversion Amount”) divided by the Conversion Price. The conversion price (the “Conversion Price”) for each Conversion (as defined below) shall be equal to the product of 70% (the “Conversion Factor”) multiplied by the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding the applicable Conversion. On March 31, 2016, Tangiers Global LLC Purchased $115,019 of the note from St. George Investments, resulting in a balance of $25,071 owing to St. George Investments. During the year ended September 30, 2016, principal and interest of $85,348 and $3,008, respectively, was converted into 162,246,500 shares of common stock. There was $0 of principal and $0 of accrued interest due as of September 30, 2016.

Noteholder 6

On February 5, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $50,000 pursuant to a settlement agreement entered into on the same date. The Note was retroactively dated to August 23, 2016. The Note, together with accrued interest at the annual rate of 8%, is due on August 23, 2017. The Note is convertible into the Company’s common stock commencing 180 days from the date of the note at a conversion price equal to 72% of the lowest trade price of the Company’s common stock for the ten prior trading days including the date of conversion. The Note was converted in full on April 25, 2017 in exchange for 52,632 post-split (5,263,230 pre-split) common shares. There was $0 of principal and $0 of accrued interest due at September 30, 2017 and 2016, respectively.

NOTE 11 – DERIVATIVE LIABILITIES

Year Ended September 30, 2016

As of September 30, 2016 the Company had a $775,246 derivative liability balance on the balance sheets and recorded a loss from derivative liability fair value adjustments of $1,434,540 during the year ended September 30, 2016. The Company assessed its outstanding convertible notes payable as summarized in Note 10 – Convertible Notes Payable and determined certain convertible notes payable with variable conversion features contain embedded derivatives and are therefore accounted for at fair value under ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments. The derivative liability is marked to market at each measurement period and any unrealized change in fair value is recorded as a component of the consolidated statement of operations and the associated fair value carrying amount on the consolidated balance sheet is adjusted by the change. Upon conversion of the notes, the corresponding derivative liability at date of conversion is written off to additional paid in capital.

Utilizing Level 3 inputs, the Company fair values the embedded derivatives at each measurement date as of and during the year ended September 30, 2016 using the Black-Sholes option pricing model based on the following assumptions: risk free rates ranging from 0.23% to 0.49%, dividend yield of 0%, expected lives of 0.24 to 0.63 years, and volatility of 272% to 316%. In connection with the convertible notes issued during the year ended September 30, 2016, the Company recognized a derivative liability at issuance dates of $634,862 of which $215,000 was recognized as a debt discount and the excess fair market value of $419,862 was recognized as a loss on derivative fair value measurements. A total of $1,074,754 was written off to additional paid in capital during the year ended September 30, 2016 as a result of the conversion of notes and accrued interest totaling $211,504.

Year Ended September 30, 2017

As of September 30, 2017 Company had a $294,637 derivative liability balance on the balance sheets and recorded a loss from derivative liability fair value adjustments of $285,887 during the years ended September 30, 2017. The derivative liability activity comes from convertible notes payable as follows:

As discussed in Note 10 – Convertible Notes Payable, the Company issued a $27,500 Convertible Promissory Notes to an unrelated party that matured on March 21, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares six months after issuance, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

During the year ended September 30, 2017, the noteholder elected to convert all outstanding principal and interest due. Upon conversion in full, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $60,180 loss from change in fair value of derivatives and a conversion of $183,770 for the year ended September 30, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 279%, (3) risk-free interest rate of .48%, (4) expected life of 0.46 of a year, and (5) estimated fair value of the Company’s common stock of $2.21 post-split ($0.0221 pre-split) per share.

As discussed in Note 10 – Convertible Notes Payable, the Company issued a $76,500 Convertible Promissory Notes to an unrelated party that matures on May 19, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares six months after issuance, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

 EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – DERIVATIVE LIABILITIES (CONTINUED)

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

During the year ended September 30, 2017, the noteholder elected to convert all outstanding principal and interest due. Upon conversion, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $29,171 gain from change in fair value of derivatives and a conversion of $296,657 for the year ended September 30, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 260%, (3) risk-free interest rate of .63%, (4) expected life of 0.49 of a year, and (5) estimated fair value of the Company’s common stock of $2.85 post-split ($0.0285 pre-split) per share.

As discussed in Note 10 – Convertible Notes Payable, the Company issued a $76,500 Convertible Promissory Notes to an unrelated party that matured on May 19, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares six months after issuance, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.   In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

During the year ended September 30, 2017, the noteholder elected to convert all of the outstanding principal to common shares. At September 30, 2017, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $165,342 gain from change in fair value of derivatives and a conversion of $160,486 for the year ended September 30, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 369%, (3) risk-free interest rate of .95%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $1.52 post-split ($0.0152 pre-split) per share.

As discussed in Note 10 – Convertible Notes Payable, the Company issued a $76,500 Convertible Promissory Notes to an unrelated party that matured on May 18, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares six months after issuance, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the note was $289,266 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $70,000 which was up to the face value of the convertible note with the excess fair value at initial measurement of $219,266 being recognized as a loss on derivative fair value measurement.

During the year ended September 30, 2017, the noteholder elected to convert all outstanding principal and interest due. Upon conversion, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $22,093 gain from change in fair value of derivatives and $267,173 due to conversion for the year ended September 30, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 260%, (3) risk-free interest rate of .63%, (4) expected life of 0.48 of a year, and (5) estimated fair value of the Company’s common stock of $2.85 post-split ($0.0285 pre-split) per share.

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – DERIVATIVE LIABILITIES (CONTINUED)

As discussed in Note 10 – Convertible Notes Payable, the Company issued a $76,500 Convertible Promissory Notes to an unrelated party that matures on May 18, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares six months after issuance, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the note was $147,208 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $70,000 which was up to the face value of the convertible note with the excess fair value at initial measurement of $77,208 being recognized as a loss on derivative fair value measurement.

During the year ended September 30, 2017, the noteholder elected to convert all outstanding principal and interest due. Upon conversion, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $29,982 gain from change in fair value of derivatives and $117,226 due to conversion for the year ended September 30, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 245%, (3) risk-free interest rate of .66%, (4) expected life of 0.43 of a year, and (5) estimated fair value of the Company’s common stock of $2.09 post-split ($0.0209 pre-split) per share.

As discussed in Note 10 – Convertible Notes Payable, the Company issued a $45,000 Convertible Promissory Notes to an unrelated party that matures on May 23, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares six months after issuance, at the holder’s option, at the conversion rate equal to a 28% discount from the lowest trading price in the ten trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the note was $74,456 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $45,000 which was up to the face value of the convertible note with the excess fair value at initial measurement of $26,456 being recognized as a loss on derivative fair value measurement.

During the year ended September 30, 2017, the noteholder elected to convert all outstanding principal and interest due. Upon conversion, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded $74,456 due to conversion for the year ended September 30, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 253%, (3) risk-free interest rate of .63%, (4) expected life of 0.46 of a year, and (5) estimated fair value of the Company’s common stock of $2.64 post-split ($0.0264 pre-split) per share.

As discussed in Note 10 – Convertible Notes Payable, the Company issued a $76,650 Convertible Promissory Notes to an unrelated party that matures on August 18, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares six months after issuance, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the note was $115,409 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $70,000 which was up to the face value of the convertible note with the excess fair value at initial measurement of $45,409 being recognized as a loss on derivative fair value measurement.

During the year ended September 30, 2017, the noteholder elected to convert all outstanding principal and interest due. Upon conversion, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded an $3,362 loss from change in fair value and $118,771 due to conversion for the year ended September 30, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 101%, (3) risk-free interest rate of .78%, (4) expected life of 0.37 of a year, and (5) estimated fair value of the Company’s common stock of $2.01 post-split ($0.0201 pre-split) per share.

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – DERIVATIVE LIABILITIES (CONTINUED)

As discussed in Note 10 – Convertible Notes Payable, the Company issued a $76,650 Convertible Promissory Notes to an unrelated party that matures on August 18, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares six months after issuance, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the note was $115,409 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $70,000 which was up to the face value of the convertible note with the excess fair value at initial measurement of $45,409 being recognized as a loss on derivative fair value measurement.

During the year ended September 30, 2017, the noteholder elected to convert all outstanding principal and interest due. Upon conversion, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $31,047 gain from change in fair value and $84,362 due to conversion for the year ended September 30, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 75%, (3) risk-free interest rate of .85%, (4) expected life of 0.17 of a year, and (5) estimated fair value of the Company’s common stock of $1.50 post-split ($0.0150 pre-split) per share.

As discussed in Note 10 – Convertible Notes Payable, the Company issued a $125,000 Convertible Promissory Notes to an unrelated party that matures on March 2, 2018. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares six months after issuance, at the holder’s option, at the conversion rate equal to a 35% discount from the lowest trading price in the fifteen trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the note was $157,523 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $125,000 which was up to the face value of the convertible note with the excess fair value at initial measurement of $32,523 being recognized as a loss on derivative fair value measurement.

During the year ended September 30, 2017, the noteholder elected to convert all outstanding principal and interest due. Upon conversion, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $36,644 loss from change in fair value and $194,167 due to conversion for the year ended September 30, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 94%, (3) risk-free interest rate of 1.13%, (4) expected life of 0.58 of a year, and (5) estimated fair value of the Company’s common stock of $1.61 post-split ($0.0161 pre-split) per share.

As discussed in Note 10 – Convertible Notes Payable, the Company issued a $125,000 Convertible Promissory Notes to an unrelated party that matures on March 2, 2018. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares six months after issuance, at the holder’s option, at the conversion rate equal to a 35% discount from the lowest trading price in the fifteen trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the note was $107,768 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $107,768 which was up to the face value of the convertible note.

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – DERIVATIVE LIABILITIES (CONTINUED)

During the year ended September 30, 2017, the noteholder elected to convert a total of $56,000 of principal. At September 30, 2017, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $66,537 and recorded a $2,431 loss from change in fair value and $43,662 due to conversion for the year ended September 30, 2017. The fair value of the embedded derivatives for the notes was determined using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 132%, (2) risk-free interest rate of 1.16%, and (3) expected life of 0.42 of a year.

As discussed in Note 10 – Convertible Notes Payable, the Company issued a $50,000 Convertible Promissory Notes to an unrelated party that matures on August 23, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares six months after issuance, at the holder’s option, at the conversion rate equal to a 28% discount from the lowest trading price in the fifteen trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

During the year ended September 30, 2017, the noteholder elected to convert all outstanding principal and interest due. Upon conversion, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $16,319 loss from change in fair value and $56,356 due to conversion for the year ended September 30, 2017. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 70%, (3) risk-free interest rate of .82%, (4) expected life of 0.33 of a year, and (5) estimated fair value of the Company’s common stock of $2.12 post-split ($0.0212 pre-split) per share

As discussed in Note 10 – Convertible Notes Payable, the Company issued a $125,000 Convertible Promissory Notes to an unrelated party that matures on March 2, 2018. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares six months after issuance, at the holder’s option, at the conversion rate equal to a 35% discount from the lowest trading price in the fifteen trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the note was $107,785 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $107,785 which was up to the face value of the convertible note.

At September 30, 2017, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $115,801 and recorded a $8,016 loss from change in fair value for the year ended September 30, 2017. The fair value of the embedded derivatives for the notes was determined using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 132%, (2) risk-free interest rate of 1.16%, and (3) expected life of 0.42 of a year.

As discussed in Note 10 – Convertible Notes Payable, the Company issued a $125,000 Convertible Promissory Notes to an unrelated party that matures on March 2, 2018. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares six months after issuance, at the holder’s option, at the conversion rate equal to a 35% discount from the lowest trading price in the fifteen trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the note was $157,523 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $125,000 which was up to the face value of the convertible note with the excess fair value at initial measurement of $32,523 being recognized as a loss on derivative fair value measurement.

At September 30, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $112,299 and recorded a $45,224 gain from change in fair value of derivatives for the year ended September 30, 2017. The fair value of the embedded derivatives for the notes was determined using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 132%, (2) risk-free interest rate of 1.16%, and (3) expected life of 0.42 of a year.

 EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – DERIVATIVE LIABILITIES (CONTINUED)

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2016:

Fair Value of Embedded Derivative Liabilities:
Balance, September 30, 2015	$200,460
Initial measurement of derivative liabilities	634,862
Change in fair market value	1,014,678
Conversion	(1,074,754)
Balance, September 30, 2016	$775,246

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2017:

Fair Value of Embedded Derivative Liabilities:
Balance, September 30, 2016	$775,246
Initial measurement of derivative liabilities	1,312,384
Change in fair market value	(195,907)
Conversion	(1,597,086)
Balance, September 30, 2017	$294,637

The following table summarizes the loss on derivative liability included in the income statement for the financial years ended September 30, 2017 and 2016, respectively.

	September 30,
	2017	2016

Day one loss due to derivatives on convertible debt	$481,794	$419,862
Change in fair value of derivatives	(195,907)	1,014,678
Total derivative expense	$285,887	$1,434,540

NOTE 12 – INCOME TAXES

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35)%
-

 Net deferred tax assets consisted of the following:

	September 30, 2017	September 30, 2016
Net operating loss carry forward	$1,076,144	$728,834
Valuation allowance	(1,076,144)	(728,834)
Net deferred tax asset	$—	$—

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES (CONTINUED)

A reconciliation of income taxes computed at the statutory rate is as follows:

	September 30, 2017	September 30, 2016
Computed federal income tax expense at statutory rate of 35%	$(1,256,517)	$(893,232)
Depreciation and amortization	99,748	31,309
Deferred revenue	14,280	-
Common stock issued for services	225,598	48,456
Common stock issued under employee incentive plan	58,102	16,266
Stock option expense	41,502	2,756
Amortization of debt discounts	299,917	73,033
Default penalties on convertible notes payable	-	17,930
Change in derivative liability	100,060	502,089
Change in valuation allowance	417,310	201,393
Income tax expense	$-	$-

NOTE 13 – INDUSTRY SEGMENTS

This summary reflects the Company’s current segments, as described below.

Corporate

The parent Company provides overall management and corporate reporting functions for the entire organization.

Consulting

The Company provides advisory, licensing and compliance services to the cannabis industry. Consulting clients are located in states that have state managed medical and/or recreational programs. EVIO assists these companies with license applications, business planning, state compliance and ongoing operational support.

Testing Services

The Company provides analytical testing services to the cannabis industry under the EVIO Labs brand. As of September 30, 2017, EVIO Labs has six operating labs. EVIO Labs clients are located in Oregon, California and Massachusetts and consist of growers, processors and dispensaries. Operating under the rules of the appropriate state regulating body, EVIO Labs certifies products have been tested and are free from pesticides and other containments before resale to patients and consumers.

Year ended September 30, 2017	Corporate	Consulting Services	Testing Services	Total Consolidated
Revenue	$-	$324,803	$2,696,227	$3,021,030
Segment income (loss) from operations	(1,027,737)	(344,833)	(698,271)	(2,070,842)
Total assets	26,842	1,534,823	4,456,269	6,017,934
Capital expenditures	-	(1,038)	(252,008)	(253,046)
Depreciation and amortization	-	23,895	261,097	284,993

Year ended September 30, 2016	Corporate	Consulting Services	Testing Services	Total Consolidated
Revenue	$-	$255,282	$305,679	$560,961
Segment loss from operations	(300,814)	(252,512)	(239,222)	(792,548)
Total assets	47,911	113,873	2,024,212	2,185,996
Capital expenditures	-	-	(11,699)	(11,699)
Depreciation and amortization	-	23,688	65,766	89,454

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – COMMITMENTS AND CONTINGENCIES

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

During the year ended September 30, 2017, the Company purchased a software license for $200,000 in cash. The Company relied on the representation of the seller regarding the assignability of the license. However, independent verification of the assignability was not obtained. As a result, the Company recognized a $200,000 impairment loss on the write off of the asset. There have been no additional amounts accrued for potential losses related to the assignability of the license.

The Company has entered into various office and laboratory leases as well as a long term operating lease. Future minimum rental payments under the terms of the lease are:

Year ending September 30,
2018	338,963
2019	303,811
2020	265,392
2021	203,742
2022	118,410
Total	$1,230,318

NOTE 15 – REVENUE CONCENTRATION

The Company generated revenues of $3,021,030 and $560,961 for the years ended September 30, 2017 and 2016, respectively. The Company did not have any customer that represented greater than 10% of revenues during the years ended September 30, 2017 or 2016.

NOTE 16 – STOCK OPTIONS AND WARRANTS

The following tables summarizes all stock option and warrant activity for the year ended September 30, 2017 and 2016:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2015	-	$-
Granted	315,000	0.449
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, September 30, 2016	315,000	$0.449

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2016	315,000	$0.449
Granted	380,000	1.295
Exercised	-	-
Forfeited	(40,000)	1.075
Expired	-	-
Outstanding, September 30, 2017	655,000	$0.902

The following table discloses information regarding outstanding and exercisable options and warrants at September 30, 2017:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.400	150,000	$0.400	3.88	75,000	$0.400
$0.500	155,000	$0.500	3.88	77,500	$0.500
$1.260	270,000	$1.260	4.75	-	$1.260
$1.386	60,000	$1.386	4.75	-	$1.386
$1.300	10,000	$1.300	4.05	2,500	$1.300
$1.666	10,000	$1.666	4.84	-	1.666
Total	655,000	$0.902	4.33	155,000	$0.465

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

September 30, 2017
Expected term of options granted	5 years
Expected volatility	2.68%
Risk-free interest rate	1.89%
Expected dividend yield	0%

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table discloses information regarding outstanding and exercisable options and warrants at September 30, 2016:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.400	160,000	$0.400	4.88	-	$0.400
$0.500	155,000	$0.500	4.88	-	$0.500
Total	315,000	$0.449	4.88	-	$0.000

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

NOTE 17 – SUBSEQUENT EVENTS

Employment Agreements

On December 27, 2017, the Company entered into employment agreements with its Chief Executive Officer, Chief Operating Officer, President and amended the agreement of its Chief Science Officer. Each agreement is effective January 1, 2018.

The agreement with our Chief Executive Officer carries a three year term with a base salary of $150,000 annually plus a car allowance of $750 monthly. Additionally, 450,000 stock options were granted with an exercise price of $0.80 which will vest quarterly over a two year period.

The agreement with our Chief Operating Officer carries a three year term with a base salary of $150,000 annually plus a car allowance of $500 monthly. Additionally, 750,000 stock options were granted with an exercise price of $0.80 which will vest quarterly over a two year period.

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SUBSEQUENT EVENTS (CONTINUED)

Employment Agreements (Continued)

The agreement with our newly appointed President carries a two year term. Under the terms of the agreement, total compensation will be $24,000 cash annually plus a total of 450,000 common shares which vest quarterly over a two year period.

The agreement with our Chief Science Officer carries a three year term with a base salary of $120,000 annually plus a car allowance of $350 monthly. Additionally, 250,000 stock options were granted with an exercise price of $0.80 which will vest quarterly over a two year period.

Common Stock Issuances

The Company made the following issuances of common stock subsequent to September 30, 2017:

•	1,245,000 common shares issued for cash at $0.40 per share resulting in total cash proceeds of $498,000.

•	219,320 common shares for the conversion of 92,728 shares of Series D Preferred Stock.

•	324,000 common shares payable valued at $162,000 for the settlement of a non-convertible note totaling $126,600 resulting in a loss on settlement of $35,400.

•	125,000 common shares valued at $62,500 for the conversion of $50,000 of a related party note payable. The conversion was performed at the contractual terms of the note payable.

•	37,500 common shares valued at $18,750 for the settlement of $15,000 of accounts payable resulting in a loss on settlement of $3,750.

•	7,000 common shares valued at $7,755 for the vesting of restricted stock grants for officers and directors

•	25,000 common shares valued at $32,210 for the vesting of restricted stock grants for consultants

•	224,750 common shares for services valued at $214,480

•	934,079 common shares for the conversion of $330,336 of outstanding principal on convertible notes payable and 17,458 common shares for the conversion of $6,548 of accrued interest on convertible notes payable. All conversions were performed at contractual terms.

•	15,000 common shares valued at $12,150 subject to vesting requirements of a consulting agreement with a contracted Chief Information Officer. The agreement requires a total of 60,000 common shares be issued which vest in equal quarterly amounts of 15,000 shares effective October 16, 2017.

•

50,000 common shares valued at $68,000 subject to vesting requirements of an employment agreement with our President. The agreement requires a total of 450,000 common shares be issued which vest in quarterly amounts of 50,000 shares from January 2018 to December 2018 then 62,500 quarterly for January 2019 to December 2019 so that a total of 450,000 common shares are earned over the course of two years.

Stock Option Issuances

In addition to the stock options discussed under Employment Agreements, on November 1, 2017 the Company issued 75,000 stock options with an exercise price of $0.65. The shares vest in equal 18,750 installments each six months so that all options are vested upon the two year anniversary of the grant.

Acquisitions

On January 1, 2018, the Company completed its acquisition of C3 Labs, LLC (“C3 Labs”). In consideration of a 60% ownership, the Company issued a $500,000 convertible note payable which carries no interest and matures on June 30, 2018. Upon maturation, the note will convert to common stock of the Company at $0.75 per share. Additionally, the Company issued a $100,000 note payable due on March 31, 2018.

The Company has been granted two options to purchase additional interest of C3 Labs subject to the following terms and conditions.

(a) 30% Option. Effective as of Closing and terminating the date three (3) years from the Closing Date, the C3 Members hereby collectively grant EVIO the right to ratably purchase from the C3 Members an aggregate of 30% of the Interests in C3 LABS following the issuance of 60% of the Interests to EVIO. EVIO may exercise its option by providing C3 LABS and the C3 Members written notice of its intent to exercise the option. The C3 Members shall have three (3) days following the date of such notice to execute assignments of Interests totaling 30% of the then outstanding membership interests in C3 LABS in favor of EVIO California. If EVIO should elect to exercise its option within nine (9) months from the Closing Date, the exercise price for the 30% of Interests shall be $450,000.00, to be paid in cash or EVIO’s common stock, as agreed by the C3 Members. If EVIO does not exercise the option within nine (9) months from the Closing Date, the exercise price shall be set by mutual agreement between the parties or, if no such agreement can be reached, as determined by an independent third-party valuation by an appraiser agreed to by the parties.

(b) 10% Option. Effective as of three (3) years after the Closing Date and terminating the date twenty four (24) months therefrom, the C3 Members hereby collectively grant EVIO the right to ratably purchase from the C3 Members an aggregate of 10% of the then outstanding Interests in C3 LABS (comprising the remaining Interests not owned by EVIO). EVIO may exercise its option by providing C3 LABS and the C3 Members written notice of its intent to exercise the option. The C3 Members shall have three (3) days following the date of such notice to execute assignments of Interests totaling 10% of the then outstanding membership interests in C3 LABS in favor of EVIO. Upon notice of its intent to exercise the option granted hereby, the exercise price shall be set by mutual agreement between the parties or, if no such agreement can be reached, as determined by an independent third-party valuation by an appraiser agreed to by the parties.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

During the year ended September 30, 2017, the Company dismissed MaloneBailey, LLP and engaged Sadler, Gibb & Associates, LLC as its independent registered audit firm. We have not had any disagreements with our auditors on any matters of accounting principles, practices, or financial statement disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. Based on this assessment, management concluded that the Company’s internal controls over financial reporting is not effective as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of September 30, 2017:

Independent Directors: The Company intends to obtain at least 2 independent directors at its 2018 annual shareholder meeting. The cost associated to the addition in minimal and not deemed material.

No Segregation of Duties: Ineffective controls over financial reporting: The Company hired additional staff members, either as employees or consultants, during October and November 2016. These additional staff members are responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities. The costs associated with the hiring the additional staff members will increase the Company’s Sales, General and Administration (SG&A) Expense. It is anticipated the cost of the new staff members will be approximately $100,000 per year. As of September 30, 2017, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner.

No audit committee: After the election of the independent directors at the 2018 annual shareholder meeting, the Company expects that an Audit Committee will be established. The cost associated to the addition an audit committee are minimal and not deemed material.

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

As of September 30, 2017, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year. The Company hired, as soon as its financial position permitted it to do so, additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $100,000 per year which would allow the Company to hire one new staff member.

(b) Changes in Internal Control over Financial Reporting

There were no change in Internal Controls over Financial Reporting during the year ended September 30, 2017. Upon hiring additional financial staff, EVIO will prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Position
William Waldrop	49	CEO and Director
Lori Glauser	48	COO, President, and Director
Henry Grimmett	68	Director
Anthony Smith, Ph.D.	48	CSO and Director
Christian Carnell	33	CFO

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

Lori Glauser– COO, President and Director

Ms. Glauser founded EVIO, Inc. with William Waldrop in 2014 and has served as our Chief Operating Officer and a member of the board of directors. Ms. Glauser is responsible for the strategic growth and day to day operations of EVIO, Inc. including the company’s Labs and Advisory Services divisions. Lori came to EVIO with 25 years’ experience in engineering, management consulting, and startup company management. Her expertise lies in business planning and operations, business process engineering, financial forecasting, risk analysis, customer experience, product management, and regulatory compliance. Previously, Ms. Glauser was a management consultant in the energy and water industries with Ernst & Young, IBM, Financial Times Group, and SNL Financial. She also launched two startups. Lori began her career in 1991 as a mechanical engineer, and later as management consultant with Stone & Webster, a global architect/engineering firm where she worked in the nuclear power industry. After transitioning to the cannabis industry in 2014, Lori was founding chair of Women Grow – Las Vegas; served on FOCUS standards committee; was a member of the ArcView investor network, and was co-author of Medical Marijuana Desk Reference. At EVIO, Ms. Glauser assisted numerous entrepreneurs in attaining licensing for cannabis businesses, and has been actively involved in M&A as the company has grown through acquisitions and licensing of new lab facilities. Lori has a BS in Mechanical Engineering from the University of New Hampshire and an MBA from University of Alabama.

Anthony Smith, Ph.D. - Director and Chief Science Officer of EVIO Labs

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

Henry Grimmett, MA - Director and President of EVIO Labs

Mr. Grimmett , co-founder of GreenHaus Analytical Labs, has been a successful career entrepreneur. Mr. Grimmett started his first business while still in college harvesting abalone and sea weed. Mr. Grimmett had the great fortune of studying plant biochemistry and plant physiology with David Rayle and Steve Johnson at San Diego State University, who were conducting pioneering research on IA (auxin) and other growth hormones in plants and received his degree in Botany. Over the years, he worked extensively with pesticides and herbicides studying their efficacy and environmental effects. Mr. Grimmett was a licensed real estate broker where he owned three Red Carpet real estate franchises. He had obtained a securities license and syndicated real estate and conducted forecasting studies for land banking. More recently he and his wife Susan founded Glass Alchemy where they revolutionized the industry by introducing many new colors into the borosilicate glass palette. Henry brings a strong management and research bent to the company as well as experience with regulatory compliance and accreditation protocols.

Christian Carnell – CFO

Christian Carnell was engaged as a part time outsourced CFO effective November 1, 2016 and previously served as the Chief Financial Officer of Equities.com from November of 2012 to February 2015. Mr. Carnell is a Certified Public Accountant through the state of California and served as an auditor at Child, Van Wagoner & Bradshaw from January 2007 to August 2008 where he planned, supervised, and conducted audit testing procedures related to public and private companies’ annual audits and quarterly reviews and educated clients on accounting functions and procedures in accordance with US GAAP. Mr. Carnell received his Bachelor of Science in Accounting from the University of Utah in May of 2009.

Code of Ethics

We have adopted a Code of Ethics which is designed to ensure that our directors and officers meet the highest standards of ethical conduct. The Code of Ethics requires that our directors and officers comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. A copy of the Company’s code of ethics has been attached to this prospectus as Exhibit 14.

Committees of the Board of Directors

The Company does not presently have a separately designated audit committee, compensation committee, nominating committee, executive committee or any other committees of its Board of Directors. As such, the Board of Directors acts in those capacities. The Company believes that committees of the Board are not necessary at this time given that the Company is in its development stage. However, the Board of Directors will continue to study this matter, and the Company plans to add Board members and/or committees of the Board as its business develops.

Audit Committee Financial Expert

Neither Mr. Waldrop nor Ms. Glauser qualify as an “audit committee financial expert.” The Company believes that the cost related to retaining such a financial expert at this time is prohibitive, given its current operating and financial condition. Further, because the Company is in the development stage of its business operations, it believes the services of an audit committee financial expert are not warranted at this time.

ITEM 11. EXECUTIVE COMPENSATION

The Companies’ officers and directors have received the annual salary listed below for the services rendered on behalf of the Company:

	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
William Waldrop, CEO, Director (1)(2)	2017	$1	$-	$-	$42,192	$42,193
	2016	1	-	-	60,026	60,027

Lori Glauser, President, COO, Director (2)	2017	1	-	-	-	1
	2016	1	-	-	11,000	11,001

Christian Carnell, CFO	2017	-	-	54,794	11,700	66,494
	2016	-	-	-	-	-

_______

(1)	Mr. Waldrop’s private company Newport Commercial Advisors received compensation for his management services.

(2)	Commencing in Fiscal Year 2018, it is projected that the CEO and COO will begin to earn a base salary upon receipt of funding or significant company revenues.

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

	Common Stock Shares Beneficially	Percentage	Series B Preferred Stock Shares Beneficially	Percentage	Series C Preferred Stock Shares Beneficially	Percentage	Series D Preferred Stock Shares Beneficially	Percentage	Total Voting
Name	Owned	Class	Owned	Class	Owned	Class	Owned	Class	Power
William Waldrop	1,365,000	12.7%	2,500,000	50%					19.0%
Lori Glauser	1,406,667	13.1%	2,500,000	50%					19.2%
Anthony Smith					300,000	60%			7.4%
Henry Grimmett							330,000	40%	4.1%
Christian Carnell	18,750	0.2%							0.2%

All officers and directors as a group (5 persons)	49.90%

All officers, directors and 5% holders as a group (5 persons)	49.90%

_____________

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.
(2)	Figures may not add up due to rounding of percentages.

(a)	The Series B Preferred converts into Common Stock at a ratio of 1:1.

(b)	The Series B Preferred Stock has voting rights equal to 1 votes for each 1 share of owned.

(c)	The Series C Preferred converts in Common Stock at a ratio of 1:5.

(d)	The Series C Preferred Stock has voting rights equal to 5 votes for each 1 share of owned.

(e)	The Series D Preferred converts in Common Stock at a ratio of 1:2.5.

(f)	The Series D Preferred Stock has voting rights equal to 2.5 votes for each 1 share of owned.

18

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal years ended September 30, 2017 and 2016:

	Fiscal Year 2017	Fiscal Year 2016

Audit Fees	$70,500	$52,050

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description
31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 17, 2018.

EVIO, INC.

By:	/s/ William Waldrop
William Waldrop
Chief Executive Officer

By:	/s/ Christian Carnell
Christian Carnell
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on January 17, 2018.

By:	/s/ William Waldrop
William Waldrop
Director & Principal Executive Officer

By:	/s/ Lori Glauser
Lori Glauser
Director

By:	/s/ Anthony Smith
Anthony Smith
Director

By:	/s/ Henry Grimmett
Henry Grimmett
Director

