Form 10-Q
period 2017-12-31
EVIO, INC.
filed 2018-02-13
CIK 715788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 13, 2018
Common stock, par value $0.0001 per share	13,957,528

EVIO, INC.

FORM 10-Q

December 31, 2017

PART I -- FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS

EVIO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	September 30, 2017
	(unaudited)
ASSETS

Current assets
Cash	$221,820	$121,013
Accounts receivable, net of allowance of $77,850 and $74,782	202,643	229,564
Prepaid expenses	149,685	169,557
Other current assets	33,952	7,438
Note receivable, current portion	100,000	100,000
Subscription receivable	148,000	-
Total current assets	856,100	627,572

Property and equipment, net of accumulated depreciation of $260,983 and $213,447, respectively	506,489	547,073
Security deposits	92,892	92,892
Note receivable, net of current portion	1,200,000	1,200,000
Intangible assets, net of accumulated amortization, net of accumulated amortization of $228,439 and $189,475	553,296	592,260
Goodwill	2,958,137	2,958,137

Total assets	$6,166,914	$6,017,934

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$835,985	$773,053
Client deposits	78,577	119,281
Deferred revenue	33,300	40,800
Interest payable	184,845	133,697
Capital lease obligation, current	40,526	37,990
Derivative liability	-	294,637
Convertible notes payable, net of discounts of $33,998 and $208,680, respectively	1,068,402	1,212,720
Loans payable, current, net of discounts of $73,568 and $127,662	1,438,450	1,503,545
Loans payable, related party, current	243,355	312,855
Total current liabilities	3,923,440	4,428,578

Capital lease obligation, net of current portion	40,850	52,777
Loans payable, net of current portion	56,385	59,832
Loans payable, related party, net of current portion, net of discounts of $35,471 and $42,044, respectively	1,235,523	1,251,306
Total liabilities	5,256,198	5,792,493

Stockholders’ equity
Series A Convertible Preferred Stock, Par Value $0.0001; 1,850,000 authorized; 0 shares issued and outstanding at December 31, 2017 and September 30, 2017, respectively	-	-
Series B Convertible Preferred Stock, Par Value $0.0001; 5,000,000 authorized; 5,000,000 shares issued and outstanding at December 31, 2017 and September 30, 2017, respectively	500	500
Series C Convertible Preferred Stock, Par Value $0.0001; 500,000 authorized; 500,000 shares issued and outstanding at December 31, 2017 and September 30, 2017, respectively	50	50
Series D Convertible Preferred Stock, Par Value $.0001; 1,000,000 authorized; 744,772 and 832,500 shares issued and outstanding at December 31, 2017 and September 30, 2017, respectively	74	83
Common Stock, Par Value $.0001, 1,000,000,000 authorized; 13,890,028 and 10,732,922 issued and outstanding at December 31, 2017 and September 30, 2017, respectively	1,389	1,073
Additional paid in capital	9,337,432	7,657,982
Accumulated deficit	(8,578,963)	(7,592,371)
Total stockholders’ equity	760,482	67,317
Non-controlling interest	150,234	158,124
Total equity	910,716	225,441

Total liabilities and stockholders’ equity	$6,166,914	$6,017,934

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVIO, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31,
	2017	2016
Revenues
Testing services	$887,349	$568,578
Consulting services	59,516	99,878
Total revenue	946,865	668,456

Cost of revenue
Testing services	696,658	559,277
Consulting services	10,492	12,500
Depreciation and amortization	29,113	18,302
Total cost of revenue	736,263	590,079

Gross margin	210,602	78,377

Operating expenses
Selling, general and administrative	820,275	435,158
Depreciation and amortization	57,387	34,535
Total operating expenses	877,662	469,693

Loss from operations	(667,060)	(391,316)

Other income (expense)
Interest expense, net of interest income	(284,651)	(323,422)
Loss on settlement of debt and account payable	(56,093)	-
Gain (loss) on change in fair market value of derivative liabilities	13,322	(106,243)
Total other income (expense)	(327,422)	(429,665)

Net loss	$(994,482)	$(820,981)
Income (loss) attributable to non-controlling interest	(7,890)	4,736
Net loss attributable to EVIO, Inc.	$(986,592)	$(825,717)

Basic and diluted loss per common share	$(0.08)	$(0.09)

Weighted average common shares outstanding	11,713,103	8,833,481

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVIO, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(994,482)	$(820,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	79,151	166,924
Common stock issued for services	179,552	-
Loss on settlement of debt	52,343	-
Loss on settlement of account payable	3,750	-
(Gain) loss on derivative liability	(13,322)	106,243
Amortization of debt discount	231,321	293,316
Depreciation and amortization expense	86,500	52,837
Allowance for doubtful accounts	3,067	-
Reduction of security deposit for rent expense	-	2,095
Changes in operating assets and liabilities:
Accounts receivable	23,854	(210,271)
Prepaid expenses	81,477	(11,876)
Other current asset	(26,514)	40,000
Security deposits	-	(4,190)
Accounts payable and accrued liabilities	77,932	221,243
Interest payable	71,189	28,420
Deferred revenue	(7,500)	-
Customer deposits	(40,704)	128,549
Net cash used in operating activities	(192,386)	(7,691)

Cash flows from investing activities
Net cash paid in acquisitions of subsidiaries	-	(6,930)
Purchase of equipment	(6,952)	(26,314)
Net cash used in investing activities	(6,952)	(33,244)

Cash flows from financing activities
Repayments of capital leases	(9,391)	-
Proceeds from issuance of common stock	350,000	-
Proceeds from the issuance of series D preferred stock	-	114,500
Proceeds from convertible notes, net of original issue discounts and fees	-	70,000
Payment on loan payable	(2,636)	(31,687)
Proceeds from notes payable - related party	-	80,000
Payments on notes payable - related party	(37,828)	(97,481)
Net cash provided by financing activities	300,145	135,332

Net cash increase for period	100,807	94,397
Cash balance, beginning of period	121,013	57,486
Cash balance, end of period	$221,820	$151,883

Supplemental disclosure of cash flow information:
Cash paid for interest	$30,553	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and accrued interest into common stock	$336,884	$316,457
Reclassification of derivative liability to additional paid in capital	$281,315	$889,509
Settlement of account payable for common stock	$18,750	$-
Common stock issued for settlement of note payable	$162,000	$-
Common stock issued for settlement of related party note payable	$62,500	$-
Common stock issued for subscription receivable	$148,000	$-
Equipment financed through capital leases	$-	$105,120
Debt discount from derivative liability	$-	$198,300
Conversion of Series A Preferred stock to common stock	$-	$4,388
Acquisition of Greenstyle Consulting assets through issuance of preferred shares, cash and note payable	$-	$260,000
Acquisition of GreehHaus through issuance of preferred shares and note payable	$-	$800,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVIO, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Note 1 – NATURE OF ACTIVITIES AND CONTINUANCE OF BUSINESS

EVIO, INC., a Colorado corporation and its subsidiaries (“the Company”) provide analytical testing and advisory services to the emerging legalized cannabis industry. EVIO, Inc. was originally incorporated in the State of New York, December 12, 1977 under the name 3171 Holding Corporation. On February 22, 1979, the name was changed to Electronomic Industries Corp. and on February 23, 1983 the name was changed to Quantech Electronics Corp. The Company was reincorporated in the State of Colorado on December 15, 2003. On August 29, 2014, the Company completed a reverse merger with Signal Bay Research, Inc., a Nevada Corporation, and assumed its operations. In September 2014, the Company changed its name from Quantech Electronics Corp. to Signal Bay, Inc. then to EVIO, INC. in September 2017. The Company has selected September 30 as its fiscal year end. The Company is domiciled in the State of Colorado, and its corporate headquarters are located in Bend, Oregon.

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

After the reverse merger, Signal Bay Research, Inc. continues to operate as a wholly owned subsidiary providing compliance, research and advisory services for EVIO, Inc.

Signal Bay Services was formed on January 25, 2015, as the management services division of EVIO.

On September 17, 2015, the Company entered into a share exchange agreement with CR Labs, Inc., an Oregon Corporation, pursuant to which the Company acquired 80% of the outstanding common stock of CR Labs, Inc.

EVIO Labs OR Inc. was formed on April 4, 2016 to become the holding company for all laboratory operations in Oregon.

EVIO Labs Eugene, LLC was formed on May 23, 2016, as a wholly owned subsidiary of EVIO Inc. Subsequently on May 24, 2016, EVIO Labs Eugene acquired all of the assets of Oregon Analytical Services, LLC, inclusive of client lists, equipment, trade names and personnel.

On June 1, 2016, the Company entered into a share purchase agreement to purchase 80% of the outstanding common stock of Smith Scientific Industries, Inc. d/b/a Kenevir Research in Medford, OR.

On October 19, 2016, the Company entered into a Membership Interest Purchase Agreement to purchase 100% of the ownership of GreenHaus Analytical Labs, LLC (“GreenHaus”). GreenHaus is a full-service cannabis testing laboratory.

On October 26, 2016, the Company entered in to an Asset Purchase Agreement with Green Style Consulting, LLC which was closed on November 1, 2016 (“GreenStyle”). GreenStyle is a full-service cannabis testing laboratory.

The Company entered in to an Membership Interest Purchase Agreement with Viridis Analytics MA, LLC (“Viridis”) which was closed on August 1, 2017. Viridis is a full-service cannabis testing laboratory.

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

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. The Company’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on December 31, 2017:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$-	$-

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2017:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$294,637	$294,637

Recently Issued Accounting Pronouncements

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which revises the definition of a business. This update is effective for annual periods beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company notes that this guidance will impact its acquisitions beginning October 1, 2018.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-1O”). The amendments in this update clarify the following two aspects to Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The entity first identifies the promised goods or services in the contract and reduces the cost and complexity. An entity evaluates whether promised goods and services are distinct. Topic 606 includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The Company evaluated the impacts of ASU 2016-10 and determined it did not have an impact on the Company’s revenue recognition practices.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. There were 9,519,430 and 9,675,627 potentially dilutive common shares outstanding as of December 31, 2017 and 2016. Because of the net losses incurred during the three months ended December 31, 2017 and 2016, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from the diluted loss per share calculations.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at their original invoice amounts. We regularly review collectability and establish an allowance for uncollectible amounts as necessary based on our experience with historical collectability. There was an allowance for uncollectible accounts receivable of $77,850 and $74,782 as of December 31, 2017 and September 30, 2017, respectively.

Notes Receivable

The Company accounts investments for notes receivable in accordance with ASC 320. On September 6, 2017, the Company entered in a note receivable with an unrelated entity for $1,300,000. The note is due on September 6, 2024 and carries interest at a rate of 8% per annum. The note requires minimum principal payments of $100,000 plus accrued interest on each anniversary date with the unpaid principal and interest being due on September 6, 2024. The Company evaluated the collectability of the note receivable as of December 31, 2017 and September 30, 2017 and determined the full balance is collectible and no reserve for write off was recorded. As of December 31, 2017 and September 30, 2017, there was $1,300,000 of principal, of which $100,000 was current and $1,200,000 was long term. Additionally, there was $33,052 and $6,838 of interest due as of December 31, 2017 and September 30, 2017 which is included in other current assets.

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but are evaluated for impairment annually or more often if indicators of a potential impairment are present. Our annual impairment tests are conducted at the beginning of the fourth quarter. We use a two-step process to quantitatively evaluate goodwill for impairment. In the first step, we compare the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, we complete a second step to determine the amount of the goodwill impairment that we should record. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets). We compare the resulting implied fair value of the goodwill to the carrying amount and record an impairment charge for the difference. We test individual indefinite-lived intangible assets by comparing the estimated fair value with the book values of each asset.

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

As of September 30, 2017, there was a total of $111,501 of future payments due through December 2019 of which $20,734 are financing charges leaving a total principal balance of $90,967 as of September 30, 2017. Of this amount, $37,990 was current and $52,777 was long term as of September 30, 2017.

As of December 31, 2017, there was a total of $97,427 of future payments due through December 2019 of which $16,051 are financing charges leaving a total principal balance of $81,376 as of December 31, 2017. Of this amount, $40,526 was current and $40,850 was long term as of December 31, 2017.

Future annual payments required under the capital leases through termination are as follows:

Year ended September 30,	Principal	Interest	Total
2018	$31,307	$10,399	$41,706
2019	39,214	5,354	44,568
2020	10,855	298	11,153
Total	$81,376	$16,051	$97,427

Concentration of Credit Risk

Instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits, notes receivable and accounts receivable. As of December 31, 2017 and September 30, 2017, the Company did not hold cash at any financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation (“FDIC”) of up to $250,000. As of December 31, 2017 and September 30, 2017, the Company had a note receivable totaling $1,300,000 due from a single entity.

As of September 30, 2017, the Company had total accounts receivable net of allowances of $229,564. Three separate clients comprised a total of 41% of this balance as follows:

	Balance	Percent of Total
Customer 1	$42,878	14%
Customer 2	45,635	15%
Customer 3	37,540	12%
All others	178,294	59%
Total	304,347	100%
Allowance for doubtful accounts	(74,783)
Net accounts receivable	$229,564

As of December 31, 2017, the Company had total accounts receivable net of allowances of $202,643. Two separate clients comprised a total of 28% of this balance as follows:

	Balance	Percent of Total
Customer 1	$34,248	12%
Customer 2	45,635	16%
All others	200,610	72%
Total	280,493
Allowance for doubtful accounts	(77,850)
Net accounts receivable	$202,643

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives

Laboratory and Computer Equipment	5 years
Furniture and Fixtures	7 years
Software	3 years
Domains	15 years

The Company’s property and equipment consisted of the following as of December 31, 2017 and September 30, 2017:

	December 31, 2017	September 30, 2017
Furniture and Equipment	$147,022	$146,870
Laboratory Equipment	445,871	439,071
Software	58,333	58,333
Leasehold Improvements	41,081	41,081
Vehicles	75,165	75,165
Total	767,472	760,520
Accumulated depreciation	(260,983)	(213,447)
Net value	$506,489	$547,073

The Company capitalized a total of $116,800 of equipment purchased through capital leases as disclosed in Note 2 – Summary of Significant Accounting Policies and recorded depreciation expense of $9,733 and $3,244 on that equipment during the three months ended December 31, 2017 and 2016, respectively.

Note 3 – INTANGIBLE ASSETS

The Company’s intangible assets consist of customer lists, testing licenses, favorable leases and websites. The components of intangible assets as of December 31, 2017 and September 30, 2017 consist of:

	December 31, 2017	September 30, 2017
Customer list	$480,670	$480,670
License	256,000	256,000
Favorable lease	3,100	3,100
Website	41,965	41,965
Total	781,735	781,735
Accumulated amortization	(228,439)	(189,475)
Net value	$553,296	$592,260

The Company estimates amortization to be recorded on existing intangible assets through the year ended September 30, 2022 to be:

For the years ended September 30,	Amortization
2018	$122,755
2019	149,651
2020	149,651
2021	107,476
2022	9,722
Thereafter	24,041
Total	$533,296

Note 4 – RELATED PARTY TRANSACTIONS

Through September 30, 2017, the Company received loans from its Chief Operating Officer totaling $106,000 and made repayments totaling $21,795 leaving a balance due as of September 30, 2017 of $84,205. The advances are non-interest bearing and due on demand. There was $84,205 due as of December 31, 2017 and September 30, 2017, and is included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties.

During the three months ended December 31, 2017 and 2016, the Company incurred total expenses of $12,317 and $14,548, respectively, for management consulting services performed by Newport Commercial Advisors, an entity fully owned and controlled by our Chief Executive Officer. There was not a balance payable to Newport Commercial Advisors as of December 31, 2017 or September 30, 2017.

During the year ended September 30, 2017, the Company received loans from its Chief Executive Officer totaling $80,100 and made repayments totaling $75,650. There were no additional advances or repayments made during the three months ended December 31, 2017. The loans are non-interest bearing and due on demand. There was $4,450 due as of December 31, 2017 and September 30, 2017.

During the year ended September 30, 2017 the Company made repayments to Eric Ezrine, a shareholder of CR Labs, on an outstanding note payable totaling $13,139. The loans carry an interest rate of 0% per annum. There was $130 due as of December 31, 2017 and September 30, 2017. Additionally, the Company entered into a severance agreement with Mr. Ezrine whereby it agreed to make payments totaling $44,500 through August 2018. The Company made repayments of $22,050 during the year ended September 30, 2017 and $4,000 during the three months ended December 31, 2017. There was $18,450 and $22,450 accrued as of December 31, 2017 and September 30, 2017, respectively.

On May 24, 2016, the Company executed an asset purchase agreement with Sara Lausmann, managing member owner of Oregon Analytical Services, LLC, for $972,500. The terms of the purchase required the issuance of 200,000 shares of Series C Preferred Stock, valued at $80,000, $72,500 in a short-term loan and $700,000 in a long-term note. Through the year ended September 30, 2017, the Company repaid a total of $82,630 to Sara Lausmann, Vice President Client Services. The Company made additional repayments of $15,500 during the three months ended December 31, 2017. The total amount outstanding is $674,370 and $689,870 as of December 31, 2017 and September 30, 2017, respectively. As of December 31, 2017 and September 30, 2017, $74,370 and $89,870 and $600,000 and $600,000 are included in the accompanying consolidated balance sheets as current and long-term portions of notes payable to related party, respectively. The notes carry interest at a rate of 5% per annum and had accrued interest totaling $55,908 and $47,409 due as of December 31, 2017 and September 30, 2017, respectively.

On June 1, 2016, the Company executed a share purchase agreement with Anthony Smith, for the purchase of 80% of Smith Scientific Industries for $636,000. The terms of the purchase required the issuance of 300,000 shares of Series C Preferred Stock, valued at $135,000 and $336,000 in a promissory note. During the year ended September 30, 2017, the Company repaid $50,000 to Anthony Smith, our Chief Science Officer. There were no repayments made during the three months ended December 31, 2017. The note carries interest at a rate of 5% per annum. There was $261,000 of principal due as of December 31, 2017 and September 30, 2017 and $22,135 and $18,846 of accrued interest due as of December 31, 2017 and September 30, 2017, respectively.

On October 19, 2016, the Company assumed a $194,512 payable due to Henry Grimmett, and officer of Greenhaus and current Director of the Company, with its acquisition of Greenhaus Analytical Services, LLC. The note bears interest at 0% per annum and requires repayments of $25,000 quarterly. During the year ended September 30, 2017, the Company made repayments totaling $25,100. Additionally, during the three months ended December 31, 2017, the Company agreed to issue 125,000 shares of common stock valued at $62,500 for the settlement of $50,000 of principal resulting in a loss on the settlement of debt of $15,000. There was a total of $119,412 and $169,412 due as of December 31, 2017 and September 30, 2017 of which $50,000 is current and $69,412 is long term.

On October 19, 2016, the Company entered into a $340,000 note payable as part of its acquisition of Greenhaus Analytical Services, LLC. At the time of issuance, the note carried a debt discount of $55,277. The note carries interest at a rate of 6% per annum and matures on October 16, 2020. There was $340,000 of principal, an unamortized debt discount of $38,563 and $42,044 and $24,648 and $19,506 of accrued interest due as of December 31, 2017 and September 30, 2017, respectively.

On November 1, 2016, the Company entered into a $50,000 note payable, that contained a premium of $7,416 based on fair value, to Green Style Consulting, LLC. The Green Style Consulting, LLC Managing Member is our General Manager Northern California, who was hired by the Company concurrent to the asset purchase. The note carries interest at a rate of 5% per annum and matures on October 31, 2018. During the year ended September 30, 2017 and the three months ended December 31, 2017, the Company made repayments of $6,090 and $18,328. There was $25,582 and $43,910 of principal, $3,093 and $4,028 of unamortized note premium and $2,452 and $2,055 of accrued interest due as of December 31, 2017 and September 30, 2017, respectively.

On October 19, 2016, the Company entered into an asset purchase agreement with Green Style Consulting LLC requiring a future share of net profits generated by Green Style Consulting. The fair value of these future net profits were estimated to be $15,809. There have been no monthly net profits to distribute from the time of acquisition to December 31, 2017 and as such no repayments have been made. There was $15,809 accrued and included in accounts payable and accrued liabilities for future payments related to this earn out as of December 31, 2017 and September 30, 2017.

Through September 30, 2016, the Company borrowed a total of $16,200 from our Chief Science Officer to fund operations. The loans are non-interest bearing, due on demand and as such are included in current liabilities. During the year ended September 30, 2017 and the three months ended December 31, 2017, the Company made repayments totaling $7,000 and $4,000, respectively. There was $5,200 and $9,200 due as of December 31, 2017 and September 30, 2017, respectively.

Note 5 – STOCKHOLDERS’ EQUITY

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

All 1,840,000 outstanding Series A Convertible Stock was converted into 438,753 shares of common stock during the year ended September 30, 2017.

The Company has 0 shares of Series A Convertible Stock issued and outstanding as of December 31, 2017 and September 30, 2017.

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

The Company has 5,000,000 shares of Series B Convertible Stock issued and outstanding as of December 31, 2017 and September 30, 2017.

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

There were 500,000 shares of Series C Convertible Stock issued and outstanding as of December 31, 2017 and September 30, 2017.

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

During the year ended September 30, 2016, the Company issued 48,000 shares of Series D Preferred Stock for cash proceeds of $48,000. During the year ended September 30, 2017, the Company issued 114,500 shares of Series D Preferred Stock for cash proceeds of $114,500 and 670,000 shares of Series D Preferred Stock, valued at $670,000, in conjunction with certain acquisitions.

During the three months ended December 31, 2017, the Company accepted three separate conversion notices from Series D Preferred Stockholders resulting in a total of 219,320 shares of common stock being issued for the conversion of 87,728 shares of Series D Preferred Stock.

There were 744,772 and 832,500 shares of Series D Convertible Stock issued and outstanding as December 31, 2017 and September 30, 2017, respectively.

Common Stock

During the year ended September 30, 2017, the Company effected a 1:100 reverse stock split. The effects of the split have been reflected retroactively in the financial statements for all periods presented.

On September 5, 2017, the Company amended its articles of incorporation to reduce the number of authorized common shares from 3,000,000,000 to 1,000,000,000.

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

During the three months ended December 31, 2017, the Company issued 239,750 common shares valued at $241,157 for services; 219,320 common shares for the conversion of 87,728 shares of Series D Preferred Stock; 875,000 common shares for cash proceeds of $350,000; 370,000 common shares in exchange for a subscription receivable totaling $148,000; 15,000 common shares valued at $16,165 under its employee equity incentive plan under which a total expense of $6,562 was recorded; 37,500 common shares for the settlement of $15,000 of accounts payable; 900,793 common shares for the conversion of $319,000 of outstanding principal on convertible notes payable; 50,743 for the conversion of $17,884 of convertible accrued interest; 324,000 common shares for the settlement of non-convertible debt and interest totaling $122,157 and 125,000 common shares for the settlement of non-convertible related party debt totaling $50,000. All conversions of outstanding principal and accrued interest on convertible notes payable were done so at contractual terms. The $148,000 of subscriptions receivable were collected in January 2018 and are included in current assets as of December 31, 2017 as a result.

There were 13,890,028 and 10,732,927 shares of common stock issued and outstanding at December 31, 2017 and September 30, 2017, respectively.

Note 6 – LOANS PAYABLE

The Company had the following loans payable outstanding as of December 31, 2017 and September 30, 2017:

	December 31, 2017	September 30, 2017
On March 16, 2017, the Company executed notes payable for the purchase of three vehicles. The notes carry interest at 6.637% annually and mature on March 31, 2023.	$68,403	$71,039

On August 1, 2017, the Company entered into a note payable totaling $500,000 for the acquisition of Viridis (see note 3). The note carries interest at 8% annually and is due on July 1, 2018.	500,000	500,000

On September 6, 2017, the Company entered into a note payable totaling $1,000,000 for the purchase of an outstanding note receivable. The note carries interest at 8% annually and is due on July 6, 2018.	1,000,000	1,000,000

On August 31, 2017, the Company executed a note payable for $120,000 of which $20,000 was an original issue discount resulting in cash proceeds of $100,000. The note carries interest at 8% annually and is due on March 3, 2018.	-	120,000
	1,568,403	1,691,039
Less: unamortized original issue discounts	(73,568)	(127,662)
Total loans payable	1,494,835	1,563,377
Less: current portion of loans payable	1,438,450	1,503,545

Long-term portion of loans payable	$56,385	$59,832

As of December 31, 2017 and September 30, 2017, the Company accrued interest of $42,453 and $12,625, respectively.

Note 7 – CONVERTIBLE DEBT

The Company has entered into convertible notes payable that convert to common stock of the Company at variable conversion prices. As further discussed in Note 8 – Derivative Liabilities, the Company analyzed the conversion features of the agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The following table summarizes all convertible notes outstanding as of September 30, 2017:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest
Noteholder 1	3/2/2017	3/2/2018	$125,000	$(38,112)	$86,888	$5,671
Noteholder 1	7/14/2017	7/14/2018	275,600	(11,795)	263,805	4,712
Noteholder 1	8/14/2017	8/14/2018	275,600	(13,068)	262,532	2,839
Noteholder 4	3/2/2017	3/2/2018	69,000	(50,009)	18,991	7,187
Noteholder 4	6/5/2017	3/2/2018	125,000	(70,833)	54,167	3,205
Noteholder 4	7/14/2017	7/14/2018	275,600	(11,795)	263,805	4,470
Noteholder 4	8/14/2017	8/14/2018	275,600	(13,068)	262,532	2,597
			$1,421,400	$(208,680)	$1,212,720	$30,681

The following table summarizes all convertible notes outstanding as of December 31, 2017:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest
Noteholder 1	7/14/2017	7/14/2018	$275,600	$(7,862)	$267,738	$10,247
Noteholder 1	8/14/2017	8/14/2018	275,600	(9,137)	266,463	8,378
Noteholder 4	7/14/2017	7/14/2018	275,600	(7,862)	267,738	10,247
Noteholder 4	8/14/2017	8/14/2018	275,600	(9,137)	266,463	8,378
			$1,102,400	$(33,998)	$1,068,402	$37,250

Noteholder 1

On March 2, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $125,000 resulting in cash proceeds to the Company of $125,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on March 2, 2018. The Note is convertible into the Company’s common stock commencing 180 days from the date of issuance at a conversion price equal to 65% of the lowest trade price of the Company’s common stock for the twenty prior trading days including the date of conversion. During the three months ended December 31, 2017, the holder elected to convert a total of $125,000 of principal in exchange for 325,562 common shares. There was $0 and $125,000 of principal and $0 and $7,397 of accrued interest due at December 31, 2017 and September 30, 2017, respectively.

On July 14, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $275,600 of which $15,600 was an original issue discount and $10,000 was paid directly to third parties resulting in cash proceeds to the Company of $250,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on July 14, 2018. The Note is convertible into the Company’s common stock commencing 180 days from the date of issuance at a conversion price equal to 75% of the lowest trade price of the Company’s common stock for the fifteen prior trading days including the date of conversion. There was $275,600 of principal and $10,247 and $4,712 of accrued interest due at December 31, 2017 and September 30, 2017, respectively.

On August 14, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $275,600 of which $15,600 was an original issue discount and $10,000 was paid directly to third parties resulting in cash proceeds to the Company of $250,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on August 14, 2018. The Note is convertible into the Company’s common stock commencing 180 days from the date of issuance at a conversion price equal to 75% of the lowest trade price of the Company’s common stock for the fifteen prior trading days including the date of conversion. There was $275,600 of principal and $8,378 and $2,839 of accrued interest due at December 31, 2017 and September 30, 2017, respectively.

Noteholder 4

On March 2, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $125,000 resulting in cash proceeds to the Company of $125,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on March 2, 2018. The Note is convertible into the Company’s common stock commencing 180 days from the date of issuance at a conversion price equal to 65% of the lowest trade price of the Company’s common stock for the twenty prior trading days including the date of conversion. During the year ended September 30, 2017, the holder elected to convert a total of $56,000 of principal in exchange for 111,538 shares of common stock. Additionally, during the three months ended December 31, 2017, the holder elected to convert a total of $69,000 of principal in exchange for 219,258 shares of common stock. There was $0 and $69,000 of principal and $0 and $7,187 of accrued interest due at December 31, 2017 and September 30, 2017, respectively.

On March 2, 2017, the Company sold a Convertible Promissory Note to an unrelated party, for the principal amount of $125,000 resulting in cash proceeds to the Company of $125,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith which was funded on June 5, 2017. The Note, together with accrued interest at the annual rate of 8%, is due on March 2, 2018. The Note is convertible into the Company’s common stock upon funding at a conversion price equal to 65% of the lowest trade price of the Company’s common stock for the fifteen prior trading days including the date of conversion. During the three months ended December 31, 2017, the holder elected to convert a total of $125,000 or principal in exchange for 355,973 shares of common stock. There was $0 and $125,000 of principal and $0 and $3,205 of accrued interest due at December 31, 2017 and September 30, 2017, respectively.

On July 14, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $275,600 of which $15,600 was an original issue discount and $10,000 was paid directly to third parties resulting in cash proceeds to the Company of $250,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on July 14, 2018. The Note is convertible into the Company’s common stock commencing 180 days from the date of issuance at a conversion price equal to 75% of the lowest trade price of the Company’s common stock for the fifteen prior trading days including the date of conversion. There was $275,600 of principal and $10,247 and $4,712 of accrued interest due at December 31, 2017 and September 30, 2017, respectively.

On August 14, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $275,600 of which $15,600 was an original issue discount and $10,000 was paid directly to third parties resulting in cash proceeds to the Company of $250,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on August 14, 2018. The Note is convertible into the Company’s common stock commencing 180 days from the date of issuance at a conversion price equal to 75% of the lowest trade price of the Company’s common stock for the fifteen prior trading days including the date of conversion. There was $275,600 of principal and $8,378 and $2,896 of accrued interest due at December 31, 2017 and September 30, 2017 respectively.

Note 8 – DERIVATIVE LIABILITY

As of December 31, 2017 and September 30, 2017, Company had a derivative liability balance of $0 and $294,637 on the balance sheets and recorded a gain of $13,322 and loss of $106,243 from derivative liability fair value adjustments during the three months ended December 31, 2017. The derivative liability activity comes from convertible notes payable as follows:

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

During the year ended September 30, 2017 and three months ended December 31, 2017, the noteholder elected to convert a total of $56,000 and $69,000 of principal. At December 31, 2017, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $3,312 gain from change in fair value and $63,225 due to conversion for the three months ended December 31, 2017. The fair value of the embedded derivatives for the notes was determined using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 110%, (2) risk-free interest rate of 1.3%, and (3) expected life of 0.26 of a year.

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

During the three months ended December 31, 2017, the noteholder elected to convert a total of $125,000 of principal. At December 31, 2017, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $4,043 gain from change in fair value and $111,758 due to conversion for the three months ended December 31, 2017. The fair value of the embedded derivatives for the notes was determined using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 111%, (2) risk-free interest rate of 1.3%, and (3) expected life of 0.25 of a year.

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

During the three months ended December 31, 2017, the noteholder elected to convert a total of $125,000 of principal. At December 31, 2017, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $5,967 gain from change in fair value and $106,332 due to conversion for the three months ended December 31, 2017. The fair value of the embedded derivatives for the notes was determined using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 113%, (2) risk-free interest rate of 1.3%, and (3) expected life of 0.18 of a year.

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2017:

Fair Value of Embedded Derivative Liabilities:
Balance, September 30, 2016	$775,246
Initial measurement of derivative liabilities	1,312,384
Change in fair market value	(195,907)
Write off due to conversion	(1,597,086)
Balance, September 30, 2017	$294,637

The following table summarizes the derivative liabilities included in the balance sheet at December 31, 2017:

Fair Value of Embedded Derivative Liabilities:
Balance, September 30, 2017	$294,637
Initial measurement of derivative liabilities	-
Change in fair market value	(13,322)
Write off due to conversion	(281,315)
Balance, December 31, 2017	$-

The following table summarizes the loss on derivative liability included in the income statement for the three months ended December 31, 2017 and 2016, respectively.

	December 31,
	2017	2016

Day one loss due to derivatives on convertible debt	$-	$287,714
Change in fair value of derivatives	(13,322)	(181,471)
Total derivative expense (gain)	$(13,322)	$106,243

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

Testing Services

The Company provides analytical testing services to the cannabis industry under the EVIO Labs brand. As of December 31, 2017, EVIO Labs has six operating labs. EVIO Labs clients are located in Oregon, California and Massachusetts and consist of growers, processors and dispensaries. Operating under the rules of the appropriate state regulating body, EVIO Labs certifies products have been tested and are free from pesticides and other containments before resale to patients and consumers.

Three months ended December 31, 2017	Corporate	Consulting Services	Testing Services	Total Consolidated
Revenue	$-	$59,516	$887,349	$946,865
Segment income (loss) from operations	(195,286)	(356,585)	(115,189)	(667,060)
Total assets	297,459	1,534,332	4,335,123	6,166,914
Capital expenditures	-	(1,038)	(5,914)	(6,952)
Depreciation and amortization	-	5,974	80,526	86,500

Three months ended December 31, 2016	Corporate	Consulting Services	Testing Services	Total Consolidated
Revenue	$-	$99,878	$568,578	$668,456
Segment income (loss) from operations	(215,342)	12,365	(188,339)	(391,316)
Total assets	50,562	143,370	3,684,608	3,878,540
Capital expenditures	-	(1,038)	(25,276)	(26,314)
Depreciation and amortization	-	5,974	46,863	52,837

Note 10 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the year ended September 30, 2017 and the three months ended December 31, 2017:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2016	315,000	$0.449
Granted	380,000	1.295
Exercised	-	-
Forfeited	(40,000)	1.075
Expired	-	-
Outstanding, September 30, 2017	655,000	$0.902

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2017	655,000	$0.902
Granted	75,000	0.65
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, December 31, 2017	730,000	$0.876

The following table discloses information regarding outstanding and exercisable options and warrants at September 30, 2017:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.400	150,000	$0.400	3.88	75,000	$0.400
$0.500	155,000	$0.500	3.88	77,500	$0.500
$1.260	270,000	$1.260	4.75	-	$1.260
$1.386	60,000	$1.386	4.75	-	$1.386
$1.300	10,000	$1.300	4.05	2,500	$1.300
$1.666	10,000	$1.666	4.84	-	1.666
Total	655,000	$0.902	4.33	155,000	$0.465

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

September 30, 2017
Expected term of options granted	5 years
Expected volatility	2.68%
Risk-free interest rate	1.89%
Expected dividend yield	0%

The following table discloses information regarding outstanding and exercisable options and warrants at December 31, 2017:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.400	150,000	$0.400	3.62	75,000	$0.400
$0.500	155,000	$0.500	3.62	77,500	$0.500
$0.650	75,000	$0.650	4.82	-	$0.650
$1.260	270,000	$1.260	4.50	-	$1.260
$1.386	60,000	$1.386	4.50	-	$1.386
$1.300	10,000	$1.300	3.80	5,000	$1.300
$1.666	10,000	$1.666	4.59	-	1.666
Total	730,000	$0.876	4.08	157,500	$0.478

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

December 31, 2017
Expected term of options granted	4.98 years
Expected volatility	256%
Risk-free interest rate	2.01%
Expected dividend yield	0%

The Company recognized stock option expense of $72,587 and $17,208 during the three months ended December 31, 2017 and 2016, respectively. There was $434,347 of unrecognized stock based compensation expense as of December 31, 2017.

Note 11 – COMMITMENTS AND CONTINGENCIES

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

The Company has entered into various office and laboratory leases as well as a long term operating lease. Future minimum rental payments under the terms of the lease are:

Year ending September 30,
2018	258,915
2019	303,811
2020	265,392
2021	203,742
2022	118,410
Total	$1,150,270

Note 12 – SUBSEQUENT EVENTS

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

Common Stock Issuances

The Company made the following issuances of common stock subsequent to December 31, 2017:

•	17,500 common shares valued at $23,800 for the vesting of restricted stock grants for consultants

•	50,000 common shares valued at $68,000 subject to vesting requirements of an employment agreement with our President. The agreement requires a total of 450,000 common shares be issued which vest in quarterly amounts of 50,000 shares from January 2018 to December 2018 then 62,500 quarterly for January 2019 to December 2019 so that a total of 450,000 common shares are earned over the course of two years.

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

Convertible Debenture Issuance

On January 30, 2018, the Company issued a total of 5,973 units of 8% unsecured convertible debentures. Each unit consists of one convertible debenture with a principal face value of $1,000 and 250 warrants. The gross proceeds were $5,973,000.

Each warrant shall entitle the holder thereof to purchase one additional common share of the Company at an exercise price of $0.80 per warrant for a period of 24 months.

The convertible debentures have a maturity date of 36 months from issuance. Simple interest shall be paid at a rate of 8% per annum. It shall be paid quarterly in arrears until maturity or until conversion.

The principal amount of the debentures and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.60 per share.

In addition to the warrants associated with the convertible debentures, the Company issued an additional 597,300 warrants to purchase common stock of the Company as offering costs. This represents an equivalent of 6% of the fully converted debentures. The warrants are exerciseable at $0.60 per share.

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

Business of Registrant

EVIO, INC., a Colorado corporation, and its subsidiaries (“EVIO”, the “Company”, the “Registrant”, “we”, “our”, or “us”) provide analytical testing and advisory services to the emerging legalized cannabis industry.

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

The subsidiaries of EVIO, Inc. are as follows:

Trade Name (dba)	Company Name	State of Incorporation	Ownership %	Acquisition Month
EVIO Labs Bend (dba)	CR Labs, Inc.	Oregon	80%	September 2015
EVIO Labs Eugene	EVIO Labs Eugene, LLC	Oregon	100%	May 2016
EVIO Labs Medford (dba)	Smith Scientific Industries, LLC	Oregon	80%	June 2016
EVIO Labs Yuba City (dba)	EVIO California, Inc.	California	100%	October 2016
EVIO Labs Portland (dba)	Greenhaus Analytical Labs	Oregon	100%	October 2016
EVIO Labs MA	Viridis Analytics	Massachusetts	100%	August 2017

In addition to the wholly owned subsidiaries, the Company has entered into license agreements with independent testing laboratories in Florida and Colorado. Under the terms of the agreements, the independent laboratories are granted non-transferable and non-exclusive rights to use the Company’s trademarks, trade-name and testing methodologies.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2017 and 2016

Revenues and Costs of Revenues

				Percentage of Revenue
	2017	2016	Change	2017	2016
Testing services	$887,349	$568,578	$318,771	94%	85%
Consulting services	59,516	99,878	(40,362)	6%	15%
Total revenue	946,865	668,456	278,409	100%	100%

Cost of revenue
Testing services	$696,658	$559,277	$137,381	74%	84%
Consulting services	10,492	12,500	(2,008)	1%	2%
Depreciation	29,113	18,302	10,811	3%	3%
Total cost of revenue	736,263	590,079	146,184	78%	88%

Gross Profit	$210,602	$78,377	$132,225	22%	12%

Revenues for the three months ended December 31, 2017 were $946,865 compared to $668,456 for the three months ended December 31, 2016. The increase in revenues during the three months ended December 31, 2017 is the result of increased testing services resulting from acquisitions completed after the three months ended December 31, 2016, partially offset by decreased advisory services performed in the current period as compared to the prior period.

Cost of revenues for the three months ended December 31, 2017 were $736,263 compared to $590,079 for the three months ended December 31, 2016. The increase in the cost of revenues during the three months ended December 31, 2017 is the result of the increased direct costs associated with providing testing services and increased costs of revenue associated with performing additional testing. Gross profit for the three months ended December 31, 2017 was $210,602 compared to $78,377 during the three months ended December 31, 2016. The Company experienced an increase of $132,225 in gross profit primarily attributable to the Company’s ability to leverage fixed overhead costs in costs of revenue.

Operating Expenses

				Percentage of Revenue
	2017	2016	Change	2017	2016
Selling, general and administrative	$820,275	$435,158	$385,117	87%	65%
Depreciation and amortization	57,387	34,535	22,852	6%	5%
	$877,662	$469,693	$407,969	93%	70%

Total operating expenses during the three months ended December 31, 2017 were $877,662 compared to $469,693 during the three months ended December 31, 2016. The Company experienced an increase of $407,969 or 87% in selling, general and administrative expenses during the three months ended December 31, 2017 compared to the three months ended December 31, 2016 due to increased business size due to acquisitions and organic growth that has occurred during the period of January 1, 2017 to October 1, 2017. Additionally, total stock based compensation included in selling, general and administrative expenses was $258,703 during the three months ended December 31, 2017 compared to $166,924 during the same period in 2016. There was an increase of $22,852 in depreciation and amortization which was driven by the amortization of intangible assets and equipment associated with the acquisition completed during the period from January 1, 2017 to October 1, 2017.

Other Expenses (Income)

				Percentage of Revenue
	2017	2016	Change	2017	2016
Interest expense, net of interest income	$284,651	$323,422	$(38,771)	30%	48%
Loss on settlement of debt	56,093	-	56,093	6%	0%
(Gain) loss on change in fair market value of derivative liabilities	(13,322)	106,243	(119,565)	-1%	16%
	$327,422	$429,665	$(102,243)	35%	64%

Total other income (expense) was a net expense of $327,422 during the three months ended December 31, 2017 compared to a net expense of $429,665 during the three months ended December 31, 2016. The decrease in net expense of $102,243 is from the decrease in the loss on fair market value of derivatives of $119,565 combined with an increase in interest income of $26,214 which was present during the current period and not prior and a decrease in interest expense of $61,995 from the recognition of debt discounts associated with convertible and non-convertible notes payable.

Net Loss

				Percentage of Revenue
	2017	2016	Change	2017	2016
Net loss	$(994,482)	$(820,981)	$(173,501)	-105%	-123%

Net loss during the three months ended December 31, 2017 was $994,482 compared to $820,981 during the three months ended December 31, 2016. The increase in net loss is directed from the increase in other expenses partially offset by an increase in revenues and gross margins as described above.

 Liquidity and Capital Resources

The Company had cash on hand of $221,820 as of December 31, 2017, current assets of $856,100 and current liabilities of $3,923,440 creating a working capital deficit of $3,067,340. Current assets consisted of cash totaling $221,820, accounts receivable net of allowances totaling $202,643, prepaid expenses totaling $149,685, other current assets of $33,952, current portions of a note receivable of $100,000 and subscription receivables totaling $148,000. Current liabilities consisted of accounts payable and accrued liabilities of $835,985, client deposits of $78,577, deferred revenue of $33,300, convertible notes payable net of discounts of $1,068,402, current capital lease obligations of $40,526, interest payable of $184,845, current portions of notes payable net of discounts of $1,438,450 and current portions of related party payables of $243,355.

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

Three Months Ended December 31, 2017

The Company used $192,386 of cash in operating activities which consisted of a net loss of $994,482, non-cash losses of $622,362 and changes in working capital of $179,734.

Net cash used in investing activities totaled $6,952 during the three months ended December 31, 2017 which consisted solely of cash used to purchase equipment.

During the three months ended December 31, 2017, the Company generated cash of $300,145 from financing activities. The Company received $350,000 from the sale of common stock, made repayments of $9,391 on capital leases, repayments of $2,636 on loans payment and $37,828 on related party loans payable.

Three Months Ended December 31, 2016

The Company used $7,691 of cash in operating activities which consisted of a net loss of $820,981, non-cash losses of $621,415 and changes in working capital of $191,875.

Net cash used in investing activities totaled $33,244 during the three months ended December 31, 2016. The Company acquired net cash of $13,070 in asset purchases, paid $26,314 for the purchase of equipment and used net cash in acquisitions of $20,000.

During the three months ended December 31, 2016, the Company generated cash of $135,332 from financing activities. The Company received $114,500 of cash from the sale of series D preferred stock, $70,000 in cash from convertible notes payable, repayments of notes payable of $31,687 and net repayments on related party notes payable of $17,481.

Dividends

The Company declared $0 of dividends during the three months ended December 31, 2017 and 2016.

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

Revenue Recognition:

EVIO recognizes revenue from the sale of services in accordance with ASC 606. The Company first identifies the promised goods or services in the contract and reduces the cost and complexity then evaluates whether promised goods and services are distinct. Specifically as it relates to certain licensing agreements whereby licensees have access to certain intellectual property of the Company, revenue is recognized ratably over the term of the agreement. In agreements were training and other support is required, revenue us recognized as services are performed.

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

Accounting and Audit Plan

In the next twelve months, we anticipate spending approximately $70,000 - $85,000 to pay for our accounting and audit requirements.

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

Our Website.

Our website can be found at www.eviolabs.com.

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

(b) Changes in Internal Control over Financial Reporting

There were no change in Internal Controls over Financial Reporting during the three months ended December 31, 2017. Upon hiring additional financial staff, EVIO will prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended December 31, 2017, which was not previously disclosed in our filings during that period.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2018.

EVIO, INC.

By:	/s/ William Waldrop
William Waldrop
Chief Executive Officer

By:	/s/ Christian Carnell
Christian Carnell
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on February 13, 2018.

By:	/s/ William Waldrop
William Waldrop
Director & Principal Executive Officer

By:	/s/ Lori Glauser
Lori Glauser
Director

By:	/s/ Anthony Smith
Anthony Smith
Director

By:	/s/ Henry Grimmett
Henry Grimmett
Director

