Form 10-Q
period 2018-03-31
EVIO, INC.
filed 2018-05-16
CIK 715788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 16, 2018
Common stock, par value $0.0001 per share	17,266,903

EVIO, INC.

FORM 10-Q

March 31, 2018

PART I -- FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS

EVIO, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	September 30, 2017
	(unaudited)
ASSETS

Current assets
Cash	$3,021,247	$121,013
Accounts receivable, net of allowance of $77,850 and $74,782	215,540	229,564
Prepaid expenses	91,603	169,557
Other current assets	63,546	7,438
Note receivable, current portion	100,000	100,000
Total current assets	3,491,936	627,572

Property and equipment, net of accumulated depreciation of $345,308 and $213,447, respectively	1,616,796	547,073
Security deposits	564,215	92,892
Note receivable, net of current portion	1,239,987	1,200,000
Deposit, related party	200,000	-
Intangible assets, net of accumulated amortization, net of accumulated amortization of $283,589 and $189,475	945,146	592,260
Goodwill	3,249,834	2,958,137

Total assets	$11,307,914	$6,017,934

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$698,672	$773,053
Client deposits	49,696	119,281
Deferred revenue	27,000	40,800
Interest payable	296,886	133,697
Capital lease obligation, current	140,184	37,990
Derivative liability	3,123,223	294,637
Convertible notes payable, net of discounts of $499,998 and $208,680, respectively	718,187	1,212,720
Loans payable, current, net of discounts of $37,024 and $127,662	975,192	1,503,545
Loans payable, related party, current	153,155	312,855
Total current liabilities	6,182,195	4,428,578

Convertible debentures payable, net of discounts of $6,229,111 and $0, respectively	353,889	-
Capital lease obligation, net of current portion	313,444	52,777
Loans payable, net of current portion	53,475	59,832
Loans payable, related party, net of current portion, net of discounts of $32,066 and $42,044, respectively	1,190,428	1,251,306
Total liabilities	8,093,431	5,792,493

Stockholders' equity
Series A Convertible Preferred Stock, Par Value $0.0001; 1,850,000 authorized; 0 shares issued and outstanding at March 31, 2018 and September 30, 2017, respectively	-	-
Series B Convertible Preferred Stock, Par Value $0.0001; 5,000,000 authorized; 5,000,000 shares issued and outstanding at March 31, 2018 and September 30, 2017, respectively	500	500
Series C Convertible Preferred Stock, Par Value $0.0001; 500,000 authorized; 500,000 shares issued and outstanding at March 31, 2018 and September 30, 2017, respectively	50	50
Series D Convertible Preferred Stock, Par Value $.0001; 1,000,000 authorized; 552,500 and 832,500 shares issued and outstanding at March 31, 2018 and September 30, 2017, respectively	55	83
Common Stock, Par Value $.0001, 1,000,000,000 authorized; 16,068,505 and 10,732,922 issued and outstanding at March 31, 2018 and September 30, 2017, respectively	1,607	1,073
Additional Paid In Capital	12,925,708	7,657,982
Accumulated Deficit	(10,258,765)	(7,592,371)
Total stockholders' equity	2,669,155	67,317
Non-controlling interest	545,328	158,124
Total equity	3,214,483	225,441

Total liabilities and stockholders' equity	$11,307,914	$6,017,934

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVIO, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Revenues
Testing services	$689,011	$745,426	$1,576,360	$1,314,004
Consulting services	43,300	87,297	102,816	187,175
Total revenue	732,311	832,723	1,679,176	1,501,179

Cost of revenue
Testing services	664,182	566,447	1,360,840	1,125,724
Consulting services	78,500	19,505	88,992	32,005
Depreciation and amortization	55,706	28,048	84,819	46,350
Total cost of revenue	798,388	614,000	1,534,651	1,204,079

Gross margin	(66,077)	218,723	144,525	297,100

Operating expenses
Selling, general and administrative	2,213,094	460,736	3,033,369	895,894
Depreciation and amortization	83,769	39,845	141,156	74,380
Total operating expenses	2,296,863	500,581	3,174,525	970,274

Loss from operations	(2,362,940)	(281,858)	(3,030,000)	(673,174)

Other income (expense)
Interest expense, net of interest income	(1,102,537)	(97,987)	(1,387,188)	(421,409)
Loss on settlement of debt and account payable	-	-	(56,093)	-
Gain (loss) on change in fair market value of derivative liabilities	1,780,769	(85,035)	1,794,091	(191,278)
Total other income (expense)	678,232	(183,022)	350,810	(612,687)

Net loss	$(1,684,708)	$(464,880)	$(2,679,190)	$(1,285,861)
Gain (loss) attributable to non-controlling interest	(4,906)	4,554	(12,796)	9,290
Net loss attributable to EVIO, Inc.	$(1,679,802)	$(469,434)	$(2,666,394)	$(1,295,151)

Basic and diluted loss per common share	$(0.11)	$(0.05)	$(0.20)	$(0.14)

Weighted average common shares outstanding	15,387,039	9,490,789	13,519,957	9,154,929

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVIO, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(2,679,190)	$(1,285,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,234,415	247,951
Common stock issued for services	254,720	-
Loss on settlement of debt	52,343	-
Loss on settlement of account payable	3,750	-
(Gain) loss on derivative liability	(1,794,091)	191,278
Amortization of debt discount	1,199,159	357,552
Depreciation and amortization expense	225,975	120,730
Allowance for doubtful accounts	3,067	-
Reduction of security deposit for rent expense	-	2,095
Changes in operating assets and liabilities:
Accounts receivable	16,067	(196,738)
Prepaid expenses	77,954	(973)
Other current asset	(52,647)	40,000
Security deposits	(451,323)	(6,418)
Accounts payable and accrued liabilities	(348,073)	274,601
Interest payable	192,616	56,826
Deferred revenue	(13,800)	-
Customer deposits	(69,585)	136,645
Net cash used in operating activities	(2,148,643)	(62,312)

Cash flows from investing activities
Net cash acquired (paid) in acquisitions of subsidiaries	20,468	(6,930)
Note receivable	(39,987)	-
Deposit, related party	(200,000)	-
Purchase of equipment	(571,501)	(45,764)
Net cash used in investing activities	(791,020)	(52,694)

Cash flows from financing activities
Repayments of capital leases	(22,347)	(4,590)
Proceeds from issuance of convertible debenture	6,136,120	-
Proceeds from issuance of common stock	508,000	20,000
Proceeds from the issuance of series D preferred stock	-	114,500
Proceeds from convertible notes, net of original issue discounts and fees	-	390,000
Payment on loan payable	(605,348)	(54,875)
Proceeds from notes payable - related party	-	80,100
Payments on notes payable - related party	(176,528)	(223,022)
Net cash provided by financing activities	5,839,897	322,113

Net cash increase for period	2,900,234	207,107
Cash balance, beginning of period	121,013	57,486
Cash balance, end of period	$3,021,247	$264,593

Supplemental disclosure of cash flow information:
Cash paid for interest	$80,028	$7,034
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and accrued interest into common stock	$730,485	$316,457
Reclassification of derivative liability to additional paid in capital	$882,454	$889,509
Settlement of account payable for common stock	$18,750	$-
Common stock issued for settlement of note payable	$162,000	$-
Common stock issued for settlement of related party note payable	$62,500	$-
Conversion of Series D Preferred stock to common stock	$70	$-
Debt discount recorded on convertible notes and convertible debentures payable upon initial measurement of derivative liability	$5,505,131	$351,600
Debt discounts recorded for original issue discounts on convertible notes and convertible debentures payable	$446,800	$13,300
Vehicles financed through notes payable	$-	$75,165
Equipment financed through capital leases	$385,208	$105,120
Debt discount from derivative liability	$-	$351,600
Conversion of Series A Preferred stock to common stock	$-	$4,388
Acquisition of C3 Labs through the issuance of note payable and convertible note payable	$600,000	$-
Acquisition of Greenstyle Consulting assets through issuance of preferred shares, cash and note payable	$-	$260,000
Acquisition of GreehHaus through issuance of preferred shares and note payable	$-	$800,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVIO, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 1 – NATURE OF ACTIVITIES AND CONTINUANCE OF BUSINESS

EVIO, Inc., a Colorado corporation and its subsidiaries (“the Company”) provide analytical testing and advisory services to the emerging legalized cannabis industry. On August 29, 2014, Signal Bay Research completed a reverse merger with a shell company, Quantech Electronics, and in September 2014, changed its name and assumed its operations as Signal Bay.

As a part of and prior to the consummation of the reverse merger, William Waldrop and Lori Glauser, principals of Signal Bay Research, Inc., purchased 80% of the issued and outstanding common stock from WB Partners. The merger between the Company and Signal Bay Research was finalized and closed contemporaneously with the share purchase. As part of this share purchase, Mr. Waldrop and Ms. Glauser became the officers and directors of the Company. In September 2014, the Company changed its name to Signal Bay, Inc. and then to EVIO, INC. in September 2017.

EVIO, Inc. has selected September 30 as its fiscal year end. The Company is domiciled in the State of Colorado, and its corporate headquarters are located in Bend, Oregon.

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

The Company entered in to a Membership Interest Purchase Agreement with Viridis Analytics MA, LLC (“Viridis”) which was closed on August 1, 2017. Viridis is a full-service cannabis testing laboratory.

On December 29, 2017, the Company entered in to an Membership Purchase Agreement to purchase 60% of the outstanding interests of C3 Labs, LC, LLC which was closed on January 1, 2018 (“C3”). C3 is a full-service cannabis testing laboratory. See Note 10 – Acquisitions.

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

Basis of Presentation

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

The following table sets forth by level with the fair value hierarchy the Company's financial assets and liabilities measured at fair value on March 31, 2018:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$3,123,223	$3,123,223

The following table sets forth by level with the fair value hierarchy the Company's financial assets and liabilities measured at fair value on September 30, 2017:

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

In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" ("ASU 2016-1O"). The amendments in this update clarify the following two aspects to Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The entity first identifies the promised goods or services in the contract and reduces the cost and complexity. An entity evaluates whether promised goods and services are distinct. Topic 606 includes implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The Company evaluated the impacts of ASU 2016-10 and does not believe it will an impact on the Company’s revenue recognition practices and will adopt the standard on October 1, 2018.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. There were 13,688,531 and 9,958,808 potentially dilutive common shares outstanding as of March 31, 2018 and 2017. Because of the net losses incurred during the three and six months ended March 31, 2018 and 2017, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from the diluted loss per share calculations.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at their original invoice amounts. We regularly review collectability and establish an allowance for uncollectible amounts as necessary based on our experience with historical collectability. There was an allowance for uncollectible accounts receivable of $77,850 and $74,782 as of March 31, 2018 and September 30, 2017, respectively.

Notes Receivable

The Company accounts investments for notes receivable in accordance with ASC 320. On September 6, 2017, the Company entered in a note receivable with an unrelated entity for $1,300,000. During the six months ended March 31, 2018, the Company made additional advances of $39,987. The note is due on September 6, 2024 and carries interest at a rate of 8% per annum. The note requires minimum principal payments of $100,000 plus accrued interest on each anniversary date with the unpaid principal and interest being due on September 6, 2024. The Company evaluated the collectability of the note receivable as of March 31, 2018 and September 30, 2017 and determined the full balance is collectible and no reserve for write off was recorded. As of March 31, 2018 and September 30, 2017, there was $1,339,987 of principal, of which $100,000 was current and $1,239,987 was long term. Additionally, there was $59,485 and $6,838 of interest due as of March 31, 2018 and September 30, 2017 which is included in other current assets.

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

The Company recognizes an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized on a straight-line basis over their estimated useful lives unless the estimated useful life is determined to be indefinite. The Company’s intangible assets consist of client lists (amortized over five years), websites, non-compete agreements (amortized over 5 years), domain names (amortized over 15 years) and testing licenses (amortized over 5 years).

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

Capital Leases

The Company accounts for capital leases in accordance with ACS 840-30. During the year ended September 30, 2017, the Company entered into three separate long-term leases for equipment that contain a $1 buyout option upon lease termination. The Company determined these were capital leases based on the minimum buy out price and capitalized the net present value of the leases which totaled $116,800 as equipment.

On February 2, 2018, the Company entered into a long term lease for equipment that contain a bargain purchase option upon lease termination. The Company determined this was a capital lease based on the minimum buy out price and capitalized the net present value of the lease of $385,208 plus the required up front cash payment of $39,986 which totaled $425,194 as equipment.

As of September 30, 2017, there was a total of $111,501 of future payments due through December 2019 of which $20,734 are financing charges leaving a total principal balance of $90,967 as of September 30, 2017. Of this amount, $37,990 was current and $52,777 was long term as of September 30, 2017.

As of March 31, 2018, there was a total of $499,242 of future payments due through March 2021 of which $45,614 are financing charges leaving a total principal balance of $453,628 as of March 31, 2018. Of this amount, $140,184 was current and $313,444 was long term as of March 31, 2018.

Future annual payments required under the capital leases through termination are as follows:

Year ended September 30,	Principal	Interest	Total
2018	$69,198	$14,390	$83,588
2019	144,889	19,671	164,560
2020	121,904	9,210	131,114
2021	117,637	2,343	119,980
Total	$453,628	$45,614	$499,242

Concentration of Credit Risk

Instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits, notes receivable and accounts receivable. As of March 31, 2018 and September 30, 2017, the Company held $2,472,536 and $0 of cash at one financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation (“FDIC”) of up to $250,000. As of March 31, 2018 and September 30, 2017, the Company had a note receivable totaling $1,339,987 and $1,300,000 due from a single entity.

As of September 30, 2017, the Company had total accounts receivable net of allowances of $229,564. Three separate clients comprised a total of 41% of this balance as follows:

	Balance	Percent of Total
Customer 1	$42,878	14%
Customer 2	45,635	15%
Customer 3	37,540	12%
All others	178,294	59%
Total	304,347	100%
Allowance for doubtful accounts	(74,783)
Net accounts receivable	$229,564

As of March 31, 2018 the Company had total accounts receivable net of allowances of $215,540. Three separate clients comprised a total of 35% of this balance as follows:

	Balance	Percent of Total
Customer 1	$33,219	11%
Customer 2	45,635	16%
Customer 3	36,600	12%
All others	177,936	61%
Total	293,390
Allowance for doubtful accounts	(77,850)
Net accounts receivable	$215,540

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives

Laboratory and Computer Equipment	5 years
Furniture and Fixtures	7 years
Software	3 years
Domains	15 years

The Company’s property and equipment consisted of the following as of March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
Furniture and Equipment	$169,051	$146,870
Laboratory Equipment	1,543,487	439,071
Software	58,333	58,333
Leasehold Improvements	107,318	41,081
Vehicles	83,915	75,165
Total	1,962,104	760,520
Accumulated depreciation	(345,308)	(213,447)
Net value	$1,616,796	$547,073

The Company capitalized a total of $425,194 of equipment purchased through capital leases and recorded depreciation expense of $23,619 and $6,029 and $33,064 and $8,134 and on that equipment during the three and six months ended March 31, 2018 and 2017, respectively.

NOTE 3 – INTANGIBLE ASSETS

The Company’s intangible assets consist of customer lists, testing licenses, favorable leases and websites. The components of intangible assets as of March 31, 2018 and September 30, 2017 consist of:

	March 31, 2018	September 30, 2017
Customer list	$592,670	$480,670
License	503,000	256,000
Favorable lease	3,100	3,100
Website	41,965	41,965
Non-compete agreement	88,000	-
Total	1,228,735	781,735
Accumulated amortization	(283,589)	(189,475)
Net value	$945,146	$592,260

The Company estimates amortization to be recorded on existing intangible assets through the estimated lives to be:

For the years ended September 30,	Amortization
2018	$109,268
2019	218,537
2020	218,537
2021	176,362
2022	78,607
Thereafter	143,835
Total	$945,146

NOTE 4 – RELATED PARTY TRANSACTIONS

Through September 30, 2017, the Company received loans from its Chief Operating Officer totaling $106,000 and made repayments totaling $21,795 leaving a balance due as of September 30, 2017 of $84,205. Additionally, the Company made repayments totaling $60,000 during the six months ended March 31, 2018. The advances are non-interest bearing and due on demand. There was $24,204 and $84,205 due as of March 31, 2018 and September 30, 2017, and is included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties.

During the three and six months ended March 31, 2018 and 2017, the Company incurred total expenses of $2,000 and $13,124 and $14,317 and $27,672, respectively, for management consulting services performed by Newport Commercial Advisors, an entity fully owned and controlled by our Chief Executive Officer. There was not a balance payable to Newport Commercial Advisors as of March 31, 2018 or September 30, 2017.

During the year ended September 30, 2017, the Company received loans from its Chief Executive Officer totaling $80,100 and made repayments totaling $75,650. There were no additional advances or repayments made during the six months ended March 31, 2018. The loans are non-interest bearing and due on demand. There was $4,450 due as of March 31, 2018 and September 30, 2017.

During the year ended September 30, 2017 the Company made repayments to Eric Ezrine, a shareholder of CR Labs, on an outstanding note payable totaling $13,139. The loans carry an interest rate of 0% per annum. There was $130 due as of March 31, 2018 and September 30, 2017. Additionally, the Company entered into a severance agreement with Mr. Ezrine whereby it agreed to make payments totaling $44,500 through August 2018. The Company made repayments of $22,050 during the year ended September 30, 2017 and $14,000 during the six months ended March 31, 2018. There was $8,450 and $22,450 accrued as of March 31, 2018 and September 30, 2017, respectively.

On May 24, 2016, the Company executed an asset purchase agreement with Sara Lausmann, managing member owner of Oregon Analytical Services, LLC, for $972,500. The terms of the purchase required the issuance of 200,000 shares of Series C Preferred Stock, valued at $80,000, $72,500 in a short-term loan and $700,000 in a long-term note. Through the year ended September 30, 2017, the Company repaid a total of $82,630 to Sara Lausmann, Vice President Client Services. The Company made additional repayments of $59,000 during the six months ended March 31, 2018. The total amount outstanding is $630,870 and $689,870 as of March 31, 2018 and September 30, 2017, respectively. As of March 31, 2018 and September 30, 2017, $74,370 and $89,870 and $556,500 and $600,000 are included in the accompanying consolidated balance sheets as current and long-term portions of notes payable to related party, respectively. The notes carry interest at a rate of 5% per annum and had accrued interest totaling $64,222 and $47,409 due as of March 31, 2018 and September 30, 2017, respectively.

On June 1, 2016, the Company executed a share purchase agreement with Anthony Smith, for the purchase of 80% of Smith Scientific Industries for $636,000. The terms of the purchase required the issuance of 300,000 shares of Series C Preferred Stock, valued at $135,000 and $336,000 in a promissory note. During the year ended September 30, 2017, the Company repaid $50,000 to Anthony Smith, our Chief Science Officer. During the six months ended March 31, 2018, the Company made repayments totaling $25,000. The note carries interest at a rate of 5% per annum. There was $236,000 and $261,000 of principal due as of March 31, 2018 and September 30, 2017 and $25,044 and $18,846 of accrued interest due as of March 31, 2018 and September 30, 2017, respectively.

On October 19, 2016, the Company assumed a $194,512 payable due to Henry Grimmett, and officer of Greenhaus and current Director of the Company, with its acquisition of Greenhaus Analytical Services, LLC. The note bears interest at 0% per annum and requires repayments of $25,000 quarterly. During the year ended September 30, 2017, the Company made repayments totaling $25,100. Additionally, during the six months ended March 31, 2018, the Company made cash repayments of $2,000 and agreed to issue 125,000 shares of common stock valued at $62,500 for the settlement of $50,000 of principal resulting in a loss on the settlement of debt of $15,000. There was a total of $117,412 and $169,412 due as of March 31, 2018 and September 30, 2017 of which $50,000 is current and $67,412 is long term.

On October 19, 2016, the Company entered into a $340,000 note payable as part of its acquisition of Greenhaus Analytical Services, LLC. At the time of issuance, the note carried a debt discount of $55,277. The note carries interest at a rate of 6% per annum and matures on October 16, 2020. There was $340,000 of principal, an unamortized debt discount of $35,158 and $42,044 and $29,678 and $19,506 of accrued interest due as of March 31, 2018 and September 30, 2017, respectively.

On November 1, 2016, the Company entered into a $50,000 note payable, that contained a premium of $7,416 based on fair value, to Green Style Consulting, LLC. The Green Style Consulting, LLC Managing Member is our General Manager Northern California, who was hired by the Company concurrent to the asset purchase. The note carries interest at a rate of 5% per annum and matures on October 31, 2018. During the year ended September 30, 2017 and the six months ended March 31, 2018, the Company made repayments of $6,090 and $21,328. There was $22,582 and $43,910 of principal, $3,093 and $4,028 of unamortized note premium and $436 and $2,055 of accrued interest due as of March 31, 2018 and September 30, 2017, respectively.

On October 19, 2016, the Company entered into an asset purchase agreement with Green Style Consulting LLC requiring a future share of net profits generated by Green Style Consulting. The fair value of these future net profits were estimated to be $15,809. There have been no monthly net profits to distribute from the time of acquisition to March 31, 2018 and as such no repayments have been made. There was $15,809 accrued and included in accounts payable and accrued liabilities for future payments related to this earn out as of March 31, 2018 and September 30, 2017.

Through September 30, 2016, the Company borrowed a total of $16,200 from our Chief Science Officer to fund operations. The loans are non-interest bearing, due on demand and as such are included in current liabilities. During the year ended September 30, 2017 and the six months ended March 31, 2018, the Company made repayments totaling $7,000 and $9,200, respectively. There was $0 and $9,200 due as of March 31, 2018 and September 30, 2017, respectively.

On March 5, 2018, the Company entered into an agreement with a related party to license an exclusive product tracking system. As part of the agreement, the Company advanced the related party $200,000 and entered into a convertible note receivable to secure the advance as collateral. Upon default, the convertible note is due on March 5, 2021, carries interest at a rate of 8% and is convertible to common stock of the issuer at the Company’s discretion at $0.03 per share. There was $200,000 advanced as of March 31, 2018 and recoded as a deposit with related parties.

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

For a period of 18 months after the Preferred is convertible, the conversion price of the Series A Preferred will be subject to adjustment to prevent dilution in the event that the Company issues additional shares at a purchase price less than the applicable conversion price. The conversion price will be subject to adjustment on a weighted basis that takes into account issuances of additional shares. At the expiration of the antidilution period, the conversion rate shall be equal to a conversion rate equal to 4.9% on the Common Stock. For example, if on the date of expiration of the antidilution clause there are 500,000,000 shares of Common Stock issued and outstanding then each Series A Preferred Stock shall convert at a rate of 13.24 common shares for each 1 Series Preferred Share.

The Company has evaluated the Series A Preferred Stock in accordance with ASC 815 and has determined their conversion options were for equity and ASC 815 does not apply.

The Company has evaluated the Series A Preferred Stock in accordance with FASB ASC Subtopic 470-20 and has determined that there is no beneficial conversion feature that must be accounted.

All 1,840,000 outstanding Series A Convertible Stock was converted into 438,753 shares of common stock during the year ended September 30, 2017.

The Company has 0 shares of Series A Convertible Stock issued and outstanding as of March 31, 2018 and September 30, 2017.

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

The Company has evaluated the Series B Preferred Stock in accordance with FASB ASC Subtopic 470-20 and has determined that there is no beneficial conversion feature that must be accounted.

The Company has 5,000,000 shares of Series B Convertible Stock issued and outstanding as of March 31, 2018 and September 30, 2017.

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

The Company has evaluated the Series C Preferred Stock in accordance with FASB ASC Subtopic 470-20 and has determined that there is no beneficial conversion feature that must be accounted.

During the year ended September 30, 2016, the Company issued 300,000 shares of Series C Preferred Stock for the acquisition of Smith Scientific Industries, Inc. and 200,000 shares of Series C Preferred Stock for the acquisition of the assets of Oregon Analytical Services.

There were 500,000 shares of Series C Convertible Stock issued and outstanding as of March 31, 2018 and September 30, 2017.

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

The Company has evaluated the Series D Preferred Stock in accordance with FASB ASC Subtopic 470-20 and has determined that there is no beneficial conversion feature that must be accounted.

During the year ended September 30, 2016, the Company issued 48,000 shares of Series D Preferred Stock for cash proceeds of $48,000. During the year ended September 30, 2017, the Company issued 114,500 shares of Series D Preferred Stock for cash proceeds of $114,500 and 670,000 shares of Series D Preferred Stock, valued at $670,000, in conjunction with certain acquisitions.

During the six months ended March 31, 2018, the Company accepted five separate conversion notices from Series D Preferred Stockholders resulting in a total of 700,000 shares of common stock being issued for the conversion of 280,000 shares of Series D Preferred Stock.

There were 552,500 and 832,500 shares of Series D Convertible Stock issued and outstanding as March 31, 2018 and September 30, 2017, respectively.

Common Stock

The Company has authorized to issue up to 1,000,000,000 shares of common stock with a par value of $0.0001 per share.

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

During the six months ended March 31, 2018, the Company issued 207,750 common shares valued at $254,720 for services; 700,000 common shares for the conversion of 280,000 shares of Series D Preferred Stock; 1,270,000 common shares for cash proceeds of $508,000; 57,000 common shares valued at $75,755 under its employee equity incentive plan under which a total expense of $166,647 was recorded; 37,500 common shares for the settlement of $15,000 of accounts payable; 1,869,650 common shares for the conversion of $703,215 of outstanding principal on convertible notes payable; 74,412 for the conversion of $27,270 of convertible accrued interest; 324,000 common shares for the settlement of non-convertible debt and interest totaling $122,157; 125,000 common shares for the settlement of non-convertible related party debt totaling $50,000 and 670,271 common shares valued at $1,414,907 for debt issue costs from a capital raise. All conversions of outstanding principal and accrued interest on convertible notes payable were done so at contractual terms.

There were 16,068,505 and 10,732,922 shares of common stock issued and outstanding at March 31, 2018 and September 30, 2017, respectively.

NOTE 6 – LOANS PAYABLE

The Company had the following loans payable outstanding as of March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
On March 16, 2017, the Company executed notes payable for the purchase of three vehicles. The notes carry interest at 6.637% annually and mature on March 31, 2023.	$65,691	$71,039

On August 1, 2017, the Company entered into a note payable totaling $500,000 for the acquisition of Viridis (see note 3). The note carries interest at 8% annually and is due on July 1, 2018.	500,000	500,000

On September 6, 2017, the Company entered into a note payable totaling $1,000,000 for the purchase of an outstanding note receivable. The note carries interest at 8% annually and is due on July 6, 2018.	500,000	1,000,000

On August 31, 2017, the Company executed a note payable for $120,000 of which $20,000 was an original issue discount resulting in cash proceeds of $100,000. The note carries interest at 8% annually and is due on March 3, 2018.	-	120,000
	1,065,691	1,691,039
Less: unamortized original issue discounts	(37,024)	(127,662)
Total loans payable	1,028,667	1,563,377
Less: current portion of loans payable	975,192	1,503,545

Long-term portion of loans payable	$53,475	$59,832

As discussed in Note 10 – Acquisitions, on January 1, 2018, the Company entered into a note payable for $100,000 as part of the acquisition of C3 Labs, LLC. The note was due 90 days from issuance on March 31, 2018, carried no interest and was paid in full during the three months from the date of acquisition to March 31, 2018.

As of March 31, 2018 and September 30, 2017, the Company accrued interest of $39,682 and $12,625, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

The Company has entered into convertible notes payable that convert to common stock of the Company at variable conversion prices. As further discussed in Note 9 – Derivative Liability, the Company analyzed the conversion features of the agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The following table summarizes all convertible notes outstanding as of September 30, 2017:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest
Noteholder 1	3/2/2017	3/2/2018	$125,000	$(38,112)	$86,888	$5,671
Noteholder 1	7/14/2017	7/14/2018	275,600	(11,795)	263,805	4,712
Noteholder 1	8/14/2017	8/14/2018	275,600	(13,068)	262,532	2,839
Noteholder 4	3/2/2017	3/2/2018	69,000	(50,009)	18,991	7,187
Noteholder 4	6/5/2017	3/2/2018	125,000	(70,833)	54,167	3,205
Noteholder 4	7/14/2017	7/14/2018	275,600	(11,795)	263,805	4,470
Noteholder 4	8/14/2017	8/14/2018	275,600	(13,068)	262,532	2,597
			$1,421,400	$(208,680)	$1,212,720	$30,681

The following table summarizes all convertible notes outstanding as of March 31, 2018:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest
Noteholder 1	7/14/2017	7/14/2018	$40,300	$(26,071)	$14,229	$6,297
Noteholder 1	8/14/2017	8/14/2018	275,600	(200,290)	75,310	13,815
Noteholder 4	7/14/2017	7/14/2018	126,685	(73,348)	53,337	15,683
Noteholder 4	8/14/2017	8/14/2018	275,600	(200,289)	75,311	13,815
Noteholder 5	1/1/2018	6/30/2018	500,000	-	500,000	-
			$1,218,185	$(499,998)	$718,187	$49,610

Noteholder 1

On March 2, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $125,000 resulting in cash proceeds to the Company of $125,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on March 2, 2018. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 65% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. During the six months ended March 31, 2018 , the holder elected to convert a total of $125,000 of principal in exchange for 325,562 common shares. There was $0 and $125,000 of principal and $0 and $7,397 of accrued interest due at March 31, 2018 and September 30, 2017, respectively.

On July 14, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $275,600 of which $15,600 was an original issue discount and $10,000 was paid directly to third parties resulting in cash proceeds to the Company of $250,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on July 14, 2018. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 75% of the lowest trade price of the Company's common stock for the fifteen prior trading days including the date of conversion. During the six months ended March 31, 2018, the holder elected to convert $235,300 of outstanding principal and $9,386 of accrued interest to 593,345 and 23,669 shares of common stock. There was $40,300 of principal and $6,297 and $4,712 of accrued interest due at March 31, 2018 and September 30, 2017, respectively.

On August 14, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $275,600 of which $15,600 was an original issue discount and $10,000 was paid directly to third parties resulting in cash proceeds to the Company of $250,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on August 14, 2018. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 75% of the lowest trade price of the Company's common stock for the fifteen prior trading days including the date of conversion. There was $275,600 of principal and $13,815 and $2,839 of accrued interest due at March 31, 2018 and September 30, 2017, respectively.

Noteholder 4

On March 2, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $125,000 resulting in cash proceeds to the Company of $125,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on March 2, 2018. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 65% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. During the year ended September 30, 2017, the holder elected to convert a total of $56,000 of principal in exchange for 111,538 shares of common stock. Additionally, during the six months ended March 31, 2018, the holder elected to convert a total of $69,000 of principal in exchange for 219,258 shares of common stock. There was $0 and $69,000 of principal and $0 and $7,187 of accrued interest due at March 31, 2018 and September 30, 2017, respectively.

On March 2, 2017, the Company sold a Convertible Promissory Note to an unrelated party, for the principal amount of $125,000 resulting in cash proceeds to the Company of $125,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith which was funded on June 5, 2017. The Note, together with accrued interest at the annual rate of 8%, is due on March 2, 2018. The Note is convertible into the Company's common stock upon funding at a conversion price equal to 65% of the lowest trade price of the Company's common stock for the fifteen prior trading days including the date of conversion. During the six months ended March 31, 2018, the holder elected to convert a total of $125,000 or principal in exchange for 355,973 shares of common stock. There was $0 and $125,000 of principal and $0 and $3,205 of accrued interest due at March 31, 2018 and September 30, 2017, respectively.

On July 14, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $275,600 of which $15,600 was an original issue discount and $10,000 was paid directly to third parties resulting in cash proceeds to the Company of $250,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on July 14, 2018. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 75% of the lowest trade price of the Company's common stock for the fifteen prior trading days including the date of conversion. During the six months ended March 31, 2018, the holder elected to convert $148,915 of outstanding principal to 375,512 shares of common stock. There was $126,685 of principal and $15,683 and $4,712 of accrued interest due at March 31, 2018 and September 30, 2017, respectively.

On August 14, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $275,600 of which $15,600 was an original issue discount and $10,000 was paid directly to third parties resulting in cash proceeds to the Company of $250,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on August 14, 2018. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 75% of the lowest trade price of the Company's common stock for the fifteen prior trading days including the date of conversion. There was $275,600 of principal and $13,815 and $2,896 of accrued interest due at March 31, 2018 and September 30, 2017 respectively.

Noteholder 5

On January 1, 2018, the Company entered into a convertible note payable totaling $500,000 in exchange for a 60% interest in C3 Labs, LLC. The note bears no interest, matures on June 30, 2018 and automatically converts to common stock at $0.75 per share on the maturity date. In the event the average trading price of the Company’s common stock during the five days prior to maturity is less than $0.75 per share, the Company will pay the noteholder the difference between $0.75 and the average trading price during the preceding five days per share converted in cash. The Company may prepay the outstanding principal in whole or in part before maturity without penalty. There was $500,000 and $0 of principal due as of March 31, 2018 and September 30, 2017, respectively.

NOTE 8 – CONVERTIBLE DEBENTURES

On January 29, 2018, the Company issued a total of 5,973 units of 8% unsecured convertible debentures. Each unit consists of one convertible debenture with a principal face value of $1,000 and 250 warrants. The gross proceeds were $5,973,000. Each warrant entitles the holder thereof to purchase one additional common share of the Company at an exercise price of $0.80 per warrant for a period of 24 months. The convertible debentures have a maturity date of 36 months from issuance. Simple interest will be paid at a rate of 8% per annum in arrears until maturity or until conversion. The principal amount of the debentures and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.60 per share.

In addition to the warrants associated with the convertible debentures, the Company issued an additional 597,300 warrants to purchase common stock of the Company as offering costs representing an equivalent of 6% of the fully converted debentures. The warrants are exercisable at $0.60 per share for a period of two years.

The Company also issued three separate debentures under the same terms for additional cash proceeds of $610,000. The additional debentures carry an additional 152,500 warrants to purchase additional common shares of the Company at $0.80 per share. Additionally, the outstanding principal and interest may be converted to common stock of the Company at $0.60 per share.

Associated with the issuance of the convertible debentures, the Company incurred cash based issuance costs of $702,963, issued common shares valued at $1,414,907 and warrants to purchase additional shares of common stock valued at $1,265,385 for total debt issuance costs of $3,383,255. The debt issuance costs were recorded as a discount to the carrying value of the convertible debentures. The warrants associated with the debt issue costs were valued using a Black-Scholes model with the following assumptions:

Expected term of options granted	2.00 years
Expected volatility	223%
Risk-free interest rate	2.49%
Expected dividend yield	0%

The Company separately assessed the value of the detachable warrants and conversion features of the convertible debentures. The Company separately valued the detachable warrants issued with the convertible debentures at $3,351,160 using a Black-Scholes model with the following assumptions:

Expected term of options granted	2.00 years
Expected volatility	211-223%
Risk-free interest rate	2.09-2.25%
Expected dividend yield	0%

Additionally, the outstanding principal on convertible debentures totaling $6,583,000 may be converted into common stock of the Company at $0.60 per share for a total of 10,971,667 shares. Due to the variable conversion features of the outstanding convertible notes payable as discussed in Note 7 – Convertible Notes Payable, the Company cannot ascertain there will be adequate unissued authorized common shares to fulfill all share based obligations. As a result, the warrants issued in connection with the convertible debentures are not afforded equity treatment and were recorded as a derivative liability upon initial measurement. The total initial measurement of warrants issued with the convertible debentures was $4,616,545 of which $4,465,131 was recorded as a debt discount and, when combined with debt issuance costs, represents a total debt discount of $6,583,000.

As of March 31, 2018 the Company has amortized $353,889 of the total outstanding debt discount leaving an unamortized debt discount of $6,229,111. The debt discount will be amortized to interest expense over the expected life of the note. There was $6,583,000 of principal and accrued interest totaling $86,454 outstanding as of March 31, 2018.

NOTE 9 – DERIVATIVE LIABILITY

As of March 31, 2018 and September 30, 2017, Company had a derivative liability balance of $3,123,223 and $294,637 on the balance sheets and recorded a gain of $1,780,769 and $1,794,091 from derivative liability fair value adjustments during the three and six months ended March 31, 2018. The derivative liability activity comes from convertible notes payable as follows:

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

During the year ended September 30, 2017 and six months ended March 31, 2018, the noteholder elected to convert a total of $56,000 and $69,000 of principal. At March 31, 2018, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $3,312 gain from change in fair value and $63,225 due to conversion for the six months ended March 31, 2018. The fair value of the embedded derivatives for the notes was determined using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 110%, (2) risk-free interest rate of 1.3%, and (3) expected life of 0.26 of a year.

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

During the six months ended March 31, 2018, the noteholder elected to convert a total of $125,000 of principal. At March 31, 2018, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $4,043 gain from change in fair value and $111,758 due to conversion for the six months ended March 31, 2018. The fair value of the embedded derivatives for the notes was determined using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 111%, (2) risk-free interest rate of 1.3%, and (3) expected life of 0.25 of a year.

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

During the six months ended March 31, 2018, the noteholder elected to convert a total of $125,000 of principal. At March 31, 2018, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $5,967 gain from change in fair value and $106,332 due to conversion for the six months ended March 31, 2018. The fair value of the embedded derivatives for the notes was determined using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 113%, (2) risk-free interest rate of 1.3%, and (3) expected life of 0.18 of a year.

As discussed in Note 7 – Convertible Notes Payable, the Company issued a $275,600 Convertible Promissory Note to an unrelated party that matures on July 14, 2018. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares six months after issuance, at the holder’s option, at the conversion rate equal to a 25% discount from the lowest trading price in the fifteen trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using a Monte Carlo Simulation. The aggregate fair value of the derivative at the issuance date of the note was $419,722 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $260,000 which was up to the face value of the convertible note with the excess fair value at initial measurement of $159,722 being recognized as a loss on derivative fair value measurement.

During the six months ended March 31, 2018, the noteholder elected to convert a total of $148,915 of principal. At March 31, 2018, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $123,338 and recorded a $69,346 gain from change in fair value and $227,038 due to conversion for the six months ended March 31, 2018. The fair value of the embedded derivatives for the notes was determined using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 128%, (2) risk-free interest rate of 1.76%, and (3) expected life of 0.29 of a year.

As discussed in Note 7 – Convertible Notes Payable, the Company issued a $275,600 Convertible Promissory Note to an unrelated party that matures on July 14, 2018. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares six months after issuance, at the holder’s option, at the conversion rate equal to a 25% discount from the lowest trading price in the fifteen trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative a Monte Carlo simulation. The aggregate fair value of the derivative at the issuance date of the note was $419,796 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $260,000 which was up to the face value of the convertible note with the excess fair value at initial measurement of $159,796 being recognized as a loss on derivative fair value measurement.

During the six months ended March 31, 2018, the noteholder elected to convert a total of $235,300 of principal. At March 31, 2018, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $38,442 and recorded a $7,253 gain from change in fair value and $374,101 due to conversion for the six months ended March 31, 2018. The fair value of the embedded derivatives for the notes was determined using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 128%, (2) risk-free interest rate of 1.76%, and (3) expected life of 0.29 of a year.

As discussed in Note 7 – Convertible Notes Payable, the Company issued a $275,600 Convertible Promissory Note to an unrelated party that matures on August 14, 2018. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares six months after issuance, at the holder’s option, at the conversion rate equal to a 25% discount from the lowest trading price in the fifteen trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using a Monte Carlo Simulation. The aggregate fair value of the derivative at the issuance date of the note was $330,278 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $260,000 which was up to the face value of the convertible note with the excess fair value at initial measurement of $70,278 being recognized as a loss on derivative fair value measurement.

At March 31, 2018, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $248,420 and recorded a $81,858 gain from change in fair value for the six months ended March 31, 2018. The fair value of the embedded derivatives for the notes was determined using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 128%, (2) risk-free interest rate of 1.83%, and (3) expected life of 0.37 of a year.

As discussed in Note 7 – Convertible Notes Payable, the Company issued a $275,600 Convertible Promissory Note to an unrelated party that matures on August 14, 2018. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares six months after issuance, at the holder’s option, at the conversion rate equal to a 25% discount from the lowest trading price in the fifteen trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using a Monte Carlo Simulation. The aggregate fair value of the derivative at the issuance date of the note was $329,356 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $260,000 which was up to the face value of the convertible note with the excess fair value at initial measurement of $69,356 being recognized as a loss on derivative fair value measurement.

At March 31, 2018, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $299,373 and recorded a $29,983 gain from change in fair value for the six months ended March 31, 2018. The fair value of the embedded derivatives for the notes was determined using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 128%, (2) risk-free interest rate of 1.83%, and (3) expected life of 0.37 of a year.

As discussed in Note 8 – Convertible Debentures, the Company issued a total of $6,583,000 of Convertible Debentures to unrelated parties that mature on dates ranging from January 29, 2021 to March 8, 2021. The Company issued a total of 2,243,050 warrants to purchase additional shares of common stock of the Company in connection with the Convertible Debentures. The Company analyzed the issued warrants for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the warrants should be classified as a derivative because the Company is unable to ascertain there will be adequate unissued authorized shares of common stock to fulfill its obligations should the warrants be exercised. In accordance with AC 815, the Company has recorded a derivative liability related to the warrants.

The derivative for the warrants is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the warrants was $4,616,545 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $4,465,131 which was up to the face value of the convertible debentures with the excess fair value at initial measurement of $151,414 being recognized as a loss on derivative fair value measurement.

At March 31, 2018, the Company marked-to-market the fair value of the derivative liabilities related to warrants and determined an aggregate fair value of $2,413,650 and recorded a $2,202,895 gain from change in fair value for the six months ended March 31, 2018. The fair value of the embedded derivatives for the notes was determined using a Black-Scholes option pricing model based on the following assumptions: (1) expected volatility of 194% - 205%, (2) risk-free interest rate of 1.83%, (3) exercise prices of $0.60 - $0.80, and (4) expected lives of 1.84 – 1.88 of a year.

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2017:

Fair Value of Embedded Derivative Liabilities:
Balance, September 30, 2016	$775,246
Initial measurement of derivative liabilities	1,312,384
Change in fair market value	(195,907
Write off due to conversion	(1,597,086)
Balance, September 30, 2017	$294,637

The following table summarizes the derivative liabilities included in the balance sheet at March 31, 2018:

Fair Value of Embedded Derivative Liabilities:
Balance, September 30, 2017	$294,637
Initial measurement of derivative liabilities	6,115,697
Change in fair market value	(2,404,657)
Write off due to conversion	(882,454)
Balance, March 31, 2018	$3,123,223

The following table summarizes the gain (loss) on derivative liability included in the income statement for the three and six months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Day one loss due to derivatives on convertible debt	$(610,566)	$(64,492)	$(610,566)	$(352,206)
Change in fair value of derivatives	2,391,335	(20,543)	2,404,657	160,928
Total derivative expense (gain)	$1,780,769	$(85,035)	$1,794,091	$(191,278)

NOTE 10 – ACQUISITIONS

On January 1, 2018, the Company completed its acquisition of C3 Labs, LLC (“C3 Labs”). In consideration of a 60% ownership, the Company issued a $500,000 convertible note payable which carries no interest and matures on June 30, 2018. Upon maturation, the note will convert to common stock of the Company at $0.75 per share. Additionally, the Company issued a $100,000 note payable due on March 31, 2018 which bears no interest.

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

The Company applied the acquisition method to the business combination and valued each of the assets acquired (cash, accounts receivable, security deposits, customer lists, certain testing licenses, equipment and non-compete agreements) and liabilities assumed (accounts payable and deferred rent payable) at fair value as of the acquisition date. The cash, accounts receivable, security deposits, accounts payable and deferred rent payable were deemed to be recorded at fair value as of the acquisition date. The Company determined the fair value of the equipment to be historical net book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. The allocation of the excess purchase price is not final and the amounts allocated to intangible assets are subject to change pending the completion of final valuations of certain assets and liabilities. Under the purchase agreement, the Company issued a $100,000 promissory note and a $500,000 convertible promissory note for total consideration of $600,000 in exchange for a 60% interest. The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS ACQUIRED
Cash	$20,468
Accounts receivable	5,110
Other current assets	3,461
Security deposits	20,000
Equipment	244,875
License	247,000
Customer list	112,000
Non-compete agreement	88,000
Goodwill	291,697
TOTAL ASSETS ACQUIRED	$1,032,611

LIABILITIES ASSUMED
Accounts payable	4,314
Deferred rent	28,297
TOTAL LIABILITIES ASSUMED	32,611

Non-controlling interest	(400,000)
NET ASSETS ACQUIRED	$600,000

The license and customer list will be amortized over 7 years and non-compete agreement over 5 years

From the date of acquisition on January 1, 2018 to March 31, 2018, C3 Labs generated total revenues of $34,555.

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

Testing Services

The Company provides analytical testing services to the cannabis industry under the EVIO Labs brand. As of March 31, 2018, EVIO Labs has seven operating labs. EVIO Labs clients are located in Oregon, California and Massachusetts and consist of growers, processors and dispensaries. Operating under the rules of the appropriate state regulating body, EVIO Labs certifies products have been tested and are free from pesticides and other containments before resale to patients and consumers.

Six months ended March 31, 2018	Corporate	Consulting Services	Testing Services	Total Consolidated
Revenue	$-	$102,816	$1,576,360	$1,679,176
Segment income (loss) from operations	(1,459,932)	(975,276)	(594,792)	(3,030,000)
Total assets	4,262,523	217,092	6,828,299	11,307,914
Capital expenditures	-	(1,038)	(530,476)	(531,514)
Depreciation and amortization	-	7,171	218,804	225,975

Six months ended March 31, 2017	Corporate	Consulting Services	Testing Services	Total Consolidated
Revenue	$-	$187,175	$1,314,004	$1,501,179
Segment income (loss) from operations	(378,704)	4,648	(299,118)	(673,174)
Total assets	93,328	90,600	3,811,833	3,995,761
Capital expenditures	-	(1,038)	(44,726)	(45,764)
Depreciation and amortization	-	11,947	108,783	120,730

Three months ended March 31, 2018	Corporate	Consulting Services	Testing Services	Total Consolidated
Revenue	$-	$43,300	$689,011	$732,311
Segment income (loss) from operations	(1,264,646)	(618,691)	(479,603)	(2,362,940)
Total assets	4,262,523	217,092	6,828,299	11,307,914
Capital expenditures	-	-	(524,562)	(524,562)
Depreciation and amortization	-	1,197	138,278	139,475

Three months ended March 31, 2017	Corporate	Consulting Services	Testing Services	Total Consolidated
Revenue	$-	$87,297	$745,426	$832,723
Segment income (loss) from operations	(163,362)	(7,717)	(110,779)	(281,858)
Total assets	93,328	90,600	3,811,833	3,995,761
Capital expenditures	-	-	(19,450)	(19,450)
Depreciation and amortization	-	5,973	61,920	67,893

NOTE 12 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the year ended September 30, 2017 and the six months ended March 31, 2018:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2016	315,000	$0.449
Granted	380,000	1.295
Exercised	-	-
Forfeited	(40,000)	1.075
Expired	-	-
Outstanding, September 30, 2017	655,000	$0.902

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2017	655,000	$0.902
Granted	3,948,050	0.763
Exercised	-	-
Forfeited	(70,000)	0.891
Expired	-	-
Outstanding, March 31, 2018	4,533,050	$0.781

The following table discloses information regarding outstanding and exercisable options and warrants at September 30, 2017:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.400	150,000	$0.400	3.88	75,000	$0.400
$0.500	155,000	$0.500	3.88	77,500	$0.500
$1.260	270,000	$1.260	4.75	-	$1.260
$1.386	60,000	$1.386	4.75	-	$1.386
$1.300	10,000	$1.300	4.05	2,500	$1.300
$1.666	10,000	$1.666	4.84	-	1.666
Total	655,000	$0.902	4.33	155,000	$0.465

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

September 30, 2017
Expected term of options granted	5 years
Expected volatility	2.68%
Risk-free interest rate	1.89%
Expected dividend yield	0%

The following table discloses information regarding outstanding and exercisable options and warrants at March 31, 2018:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.400	120,000	$0.400	3.38	90,000	$0.400
$0.500	165,000	$0.500	3.45	121,250	$0.500
$0.600	597,300	$0.600	1.83	597,300	$0.600
$0.650	145,000	$0.650	4.57	-	$0.650
$0.800	3,195,750	$0.800	3.24	2,420,750	$0.800
$1.260	230,000	$1.260	4.25	57,500	$1.260
$1.300	10,000	$1.300	3.56	5,000	$1.300
$1.386	60,000	$1.386	4.25	15,000	$1.386
$1.666	10,000	$1.666	4.34	2,500	$1.666
Total	4,533,050	$0.781	3.82	3,309,300	$0.754

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

March 31, 2018
Expected term of options granted	4.98 – 5.00 years
Expected volatility	251-256%
Risk-free interest rate	2.01–2.25%
Expected dividend yield	0%

The Company recognized stock option expense of $986,203 and $21,749 and $1,067,768 and $42,165 during the three and six months ended March 31, 2018 and 2017, respectively. There was $1,014,765 of unrecognized stock based compensation expense as of March 31, 2018.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

The Company has entered into various office and laboratory leases as well as a long term operating lease. Future minimum rental payments under the terms of the lease are:

Year ending September 30,
2018	258,300
2019	475,761
2020	445,092
2021	248,667
2022	118,410
Total	$1,546,230

NOTE 14 – SUBSEQUENT EVENTS

Employment Agreements

On April 16, 2018, the Company entered into an employment agreement with our Chief Financial Officer which carries a two-year term with a base salary of $150,000 annually plus incentive based bonuses of $20,000. Additionally, the Company granted 200,000 shares of common stock and 150,000 stock options exercisable at $1.28 per share which vest in equal quarterly installments over the term of the agreement.

Common Stock Issuances

The Company made the following issuances of common stock subsequent to March 31, 2018:

•	992,265 common shares for the conversion of $677,885 of outstanding principal on convertible notes payable. All conversions were performed at contractual terms.

•	66,133 common shares for the conversion of $45,135 of outstanding interest on convertible notes payable. All conversions were performed at contractual terms.

•	15,000 common shares valued at $18,750 subject to the vesting requirements of certain agreements with consultants.

•	125,000 common shares valued at $157,000 subject to the vesting requirements of certain agreements with employees.

Entries into Material Agreements

On April 29, 2018, EVIO Labs Humbolt, Inc. (“EVIO Humbolt”), a wholly-owned subsidiary of the Company entered into an Asset Purchase Agreement with Leaf Detective, LLC. (“Leaf Detective”). Pursuant to the Agreement, Leaf Detective agreed to sell its assets including equipment, tools, brand, customer lists, customer contracts, rental agreements, and equipment leases for total consideration of $500,000 in a Convertible Promissory Note (“Note”). The Note is convertible at $1.25 per share, bears no interest and has a maturity of 12 months from the closing of the agreement. The agreement otherwise contains standard representations and warranties.

On May 2, 2018, EVIO Canada, Inc, (“EVIO Canada”), a wholly-owned subsidiary of the Company consummated Stock Purchase Agreements to acquire a 50% interest of Keystone Labs, Inc. (“Keystone”). Keystone agreed to sell, assign and transfer to EVIO Canada and EVIO Canada agreed to purchase certain amounts of Class A shares and Class B shares of Keystone representing 50% of the issued and outstanding shares in the capital of Keystone for CAD $2,495,000. Furthermore, the Company agreed to advance Keystone an amount up to CAD $1,000,000. For the value received under the credit agreement, the Company received a promissory note with an 8% per annum interest rate on all outstanding sums. In connection with EVIO’s purchase of 50% of Keystone, the shareholders of Keystone subscribed for an aggregate of 1,291,391 of common shares in the capital of EVIO for an aggregate purchase price of CAD $1,950,000 on a private placement basis.

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

Business of Registrant

EVIO, INC., a Colorado corporation, and its subsidiaries (“EVIO”, the “Company”, the "Registrant", “we”, “our”, or “us”) provide analytical testing and advisory services to the emerging legalized cannabis industry.

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

EVIO, Inc. d/b/a EVIO Labs is the wholly owned analytical laboratory division of the Company. EVIO Labs consists of six operating companies: CR Labs, Inc. d/b/a EVIO Labs Bend, EVIO Labs Eugene LLC, Smith Scientific Industries, Inc. d/b/a EVIO Labs Medford, Greenhaus Analytical Services LLC d/b/a EVIO Labs Portland, Viridis Analytics MA d/b/a EVIO Labs MA and C3 Labs, LLC d/b/a EVIO Labs Berkeley all of which provide compliance testing services. Tests include identification of compounds and contaminants including cannabinoid potency and terpene profiling, as well as screening for residual solvents, pesticides, and hazardous microbiological growth., of cannabis products.

The subsidiaries of EVIO, Inc. are as follows:

Trade Name (dba)	Company Name	State of Incorporation	Ownership %	Acquisition Month
EVIO Labs Bend (dba)	CR Labs, Inc.	Oregon	80%	September 2015
EVIO Labs Eugene	EVIO Labs Eugene, LLC	Oregon	100%	May 2016
EVIO Labs Medford (dba)	Smith Scientific Industries, LLC	Oregon	80%	June 2016
EVIO Labs Portland (dba)	Greenhaus Analytical Labs	Oregon	100%	October 2016
EVIO Labs MA	Viridis Analytics	Massachusetts	100%	August 2017
EVIO Labs Berkeley	C3 Labs, LLC	California	60%	January 2018

In addition to the wholly owned subsidiaries, the Company has entered into license agreements with independent testing laboratories in Florida and Colorado. Under the terms of the agreements, the independent laboratories are granted non-transferable and non-exclusive rights to use the Company’s trademarks, trade-name and testing methodologies.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 and 2017

Revenues and Costs of Revenues

				Percentage of Revenue
	2018	2017	Change	2018	2017
Testing services	$689,011	$745,426	$(56,415)	94%	90%
Consulting services	43,300	87,297	(43,997)	6%	10%
Total revenue	732,311	832,723	(100,412)	100%	100%

Cost of revenue
Testing services	$664,182	$566,447	$97,735	91%	68%
Consulting services	78,500	19,505	58,995	11%	2%
Depreciation	55,706	28,048	27,658	8%	3%
Total cost of revenue	798,388	614,000	184,388	48%	41%

Gross profit (loss)	$(66,077)	$218,723	$(284,800)	-9%	26%

Revenues for the three months ended March 31, 2018 were $732,311 compared to $832,723 for the three months ended March 31, 2017. The decrease in revenues during the three months ended March 31, 2018 is the result of decreased testing services completed in the current period combined with decreased advisory services performed in the current period as compared to the prior period.

Cost of revenues for the three months ended March 31, 2018 were $798,388 compared to $614,000 for the three months ended March 31, 2018. The increase in the cost of revenues during the three months ended March 31, 2018 is the result of the increased direct costs associated with providing testing services and increased costs of advisory services. Gross loss for the three months ended March 31, 2018 was $66,077 compared to a gross profit of $218,723 during the three months ended March 31, 2017.

Operating Expenses

				Percentage of Revenue
	2018	2017	Change	2018	2017
Selling, general and administrative	$2,213,094	$460,736	$1,752,358	302%	55%
Depreciation and amortization	83,769	39,845	43,924	11%	5%
	$2,296,863	$500,581	$1,796,282	137%	33%

Total operating expenses during the three months ended March 31, 2018 were $2,296,863 compared to $500,581 during the three months ended March 31, 2017. The Company experienced an increase of $1,752,358 in selling, general and administrative expenses during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to increased business size due to acquisitions and organic growth that has occurred during the period of January 1, 2017 to December 31, 2017. Additionally, total stock based compensation included in selling, general and administrative expenses was $1,230,432 during the three months ended March 31, 2018 compared to $81,027 during the same period in 2017. There was an increase of $43,924 in depreciation and amortization which was driven by the amortization of intangible assets and equipment associated with the acquisition completed during the period from January 1, 2017 to December 31, 2017.

Other Income (Expense)

				Percentage of Revenue
	2018	2017	Change	2018	2017
Interest expense, net of interest income	$(1,102,537)	$(97,987)	$(1,004,550)	-151%	-12%
Loss on settlement of debt	-	-	-	0%	0%
Gain (loss) on change in fair market value of derivative liabilities	1,780,769	(85,035)	1,865,804	243%	-10%
	$678,232	$(183,022)	$861,254	40%	-12%

Total other income (expense) was a net income of $678,232 during the three months ended March 31, 2018 compared to a net expense of $183,022 during the three months ended March 31, 2017. The decrease in net expense of $861,254 is from the decrease in the loss on fair market value of derivatives of $1,865,804 combined with an increase in interest expense of $867,058 from the recognition of debt discounts associated with convertible and non-convertible notes payable as well as convertible debentures payable.

Net Loss

				Percentage of Revenue
	2018	2017	Change	2018	2017
Net loss	$(1,684,708)	$(464,880)	$(1,219,828)	-230%	-56%

Net loss during the three months ended March 31, 2018 was $1,684,708 compared to $464,880 during the three months ended March 31, 2017. The increase in net loss is directed from the increase in other expenses combined with the decrease in gross margins as described above.

Six Months Ended March 31, 2018 and 2017

Revenues and Costs of Revenues

				Percentage of Revenue
	2018	2017	Change	2018	2017
Testing services	$1,576,360	$1,314,004	$262,356	94%	88%
Consulting services	102,816	187,175	(84,359)	6%	12%
Total revenue	1,679,176	1,501,179	177,997	100%	100%

Cost of revenue
Testing services	$1,360,840	$1,125,724	$235,116	81%	75%
Consulting services	88,992	32,005	56,987	5%	2%
Depreciation	84,819	46,350	38,469	5%	3%
Total cost of revenue	1,534,651	1,204,079	330,572	91%	80%

Gross profit	$144,525	$297,100	$(152,575)	9%	20%

Revenues for the six months ended March 31, 2018 were $1,679,176 compared to $1,501,179 for the six months ended March 31, 2017. The increase in revenues during the six months ended March 31, 2018 is the result of increased testing services completed in the current period partially offset by decreased advisory services performed in the current period as compared to the prior period.

Cost of revenues for the six months ended March 31, 2018 were $1,534,651 compared to $1,204,079 for the six months ended March 31, 2018. The increase in the cost of revenues during the six months ended March 31, 2018 is the result of the increased direct costs associated with providing testing services and increased costs of advisory services. Gross profit for the six months ended March 31, 2018 was $144,525 compared to $297,100 during the six months ended March 31, 2017.

Operating Expenses

				Percentage of Revenue
	2018	2017	Change	2018	2017
Selling, general and administrative	$3,033,369	$895,894	$2,137,475	181%	60%
Depreciation and amortization	141,156	74,380	66,776	8%	5%
	$3,174,525	$970,274	$2,204,251	189%	65%

Total operating expenses during the six months ended March 31, 2018 were $3,174,525 compared to $970,274 during the six months ended March 31, 2017. The Company experienced an increase of $2,137,475 in selling, general and administrative expenses during the six months ended March 31, 2018 compared to the six months ended March 31, 2017 due to increased business size due to acquisitions and organic growth that has occurred during the period of January 1, 2017 to December 31, 2017. Additionally, total stock based compensation included in selling, general and administrative expenses was $1,489,135 during the six months ended March 31, 2018 compared to $247,951 during the same period in 2017. There was an increase of $66,776 in depreciation and amortization which was driven by the amortization of intangible assets and equipment associated with the acquisition completed during the period from January 1, 2017 to December 31, 2017.

Other Income (Expense)

				Percentage of Revenue
	2018	2017	Change	2018	2017
Interest expense, net of interest income	$(1,387,188)	$(421,409)	$(965,779)	-83%	-28%
Loss on settlement of debt	(56,093)	-	(56,093)	-3%	0%
Gain (loss) on change in fair market value of derivative liabilities	1,794,091	(191,278)	1,985,369	107%	-13%
	$350,810	$(612,687)	$963,497	21%	-41%

Total other income (expense) was a net income of $350,810 during the six months ended March 31, 2018 compared to a net expense of $612,687 during the six months ended March 31, 2017. The decrease in net expense of $963,497 is from the decrease in the loss on fair market value of derivatives of $1,985,369 combined with an increase in interest expense of $805,063 from the recognition of debt discounts associated with convertible and non-convertible notes payable as well as convertible debentures payable.

Net Loss

				Percentage of Revenue
	2018	2017	Change	2018	2017
Net loss	$(2,679,190)	$(1,285,861)	$(1,393,329)	-160%	-86%

Net loss during the six months ended March 31, 2018 was $2,679,190 compared to $1,285,861 during the six months ended March 31, 2017. The increase in net loss is directed from the increase in other expenses combined with the decrease in gross margins as described above.

Liquidity and Capital Resources

The Company had cash on hand of $3,021,247 as of March 31, 2018, current assets of $3,491,936 and current liabilities of $6,182,195 creating a working capital deficit of $2,690,259. Current assets consisted of cash totaling $3,021,247, accounts receivable net of allowances totaling $215,540, prepaid expenses totaling $91,603, other current assets of $63,546 and current portions of notes receivable of $100,000. Current liabilities consisted of accounts payable and accrued liabilities of $698,672, client deposits of $49,696, deferred revenue of $27,000, convertible notes payable net of discounts of $718,187, derivative liabilities of $3,123,223, current capital lease obligations of $140,184, interest payable of $296,886, current portions of notes payable net of discounts of $975,192 and current portions of related party payables of $153,155.

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

Six Months Ended March 31, 2018

The Company used $2,148,643 of cash in operating activities which consisted of a net loss of $2,679,190, non-cash losses of $1,179,338 and changes in working capital of $648,791.

Net cash used in investing activities totaled $791,020 during the six months ended March 31, 2018 which consisted of $571,501 of cash used to purchase equipment, $39,987 of notes receivable, $200,000 of related party notes receivable and $20,468 of cash acquired in acquisitions.

During the six months ended March 31, 2018, the Company generated cash of $5,839,897 from financing activities. The Company received $6,136,120 from the issuance of convertible debentures, $508,000 from the sale of common stock, made repayments of $22,347 on capital leases, repayments of $605,348 on loans payable and $176,528 on related party loans payable.

Six Months Ended March 31, 2017

The Company used $62,312 of cash in operating activities which consisted of a net loss of $1,285,861, non-cash losses of $919,606 and changes in working capital of $303,943.

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

Dividends

The Company declared $0 of dividends during the six months ending March 31, 2018 and 2017.

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

Revenue Recognition

EVIO currently recognizes revenue from the sale of services in accordance with ASC 605 and will adopt ASC 606 with the beginning of its next fiscal year on October 1, 2018. The Company first identifies the promised goods or services in the contract and reduces the cost and complexity then evaluates whether promised goods and services are distinct. Specifically as it relates to certain licensing agreements whereby licensees have access to certain intellectual property of the Company, revenue is recognized ratably over the term of the agreement. In agreements were training and other support is required, revenue us recognized as services are performed.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report for the reasons disclosed in our annual report on Form 10-K.

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Rule 308(b) of Regulation S-K, which permits the Company to provide only management’s report in this Quarterly Report.

(b) Changes in Internal Control over Financial Reporting

There were no changes in Internal Controls over Financial Reporting during the six months ended March 31, 2018. Upon hiring additional financial staff, EVIO will prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended March 31, 2018, which was not previously disclosed in our filings during that period.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 16, 2018.

EVIO, INC.

By:	/s/ William Waldrop
William Waldrop
Chief Executive Officer

By:	/s/ David Kane
David Kane
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on May 16, 2018.

By:	/s/ William Waldrop
William Waldrop
Director & Principal Executive Officer

By:	/s/ Lori Glauser
Lori Glauser
Director

By:	/s/ Anthony Smith
Anthony Smith
Director

By:	/s/ Henry Grimmett
Henry Grimmett
Director

