Form 10-Q/A
period 2018-03-31
EVIO, INC.
filed 2018-06-25
CIK 715788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amended Report on Form 10-Q includes expanded disclosures in Item 2. Management’s Disclosures and Analysis of Financial Condition and Results of Operations. Except for the expanded disclosures in Item 2, no other changes have been made to this quarterly report. This Amendment to the Quarterly Report speaks as of the original filing date of the Quarterly Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Quarterly report except as discussed above.

2

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

Business of Registrant

EVIO, INC., a Colorado corporation, and its subsidiaries (“EVIO”, the “Company”, the "Registrant", “we”, “our”, or “us”) provide analytical testing and consulting services to the emerging legalized cannabis industry.

EVIO, INC. was originally incorporated in the State of New York, December 12, 1977 under the name 3171 Holding Corporation. On February 22, 1979 the name was changed to Electronomic Industries Corp. and on February 23, 1983 the name was changed to Quantech Electronics Corp. The Company was reincorporated in the State of Colorado on December 15, 2003. On August 29, 2014, the Company completed a reverse merger with Signal Bay Research, Inc., a Nevada Corporation, and took over its operations. In September 2014, the Company changed its name from Quantech Electronics Corp. to Signal Bay, Inc. then to EVIO, INC. during September 2017. The Company has selected September 30 as its fiscal year end. The Company is domiciled in the State of Colorado, and its corporate headquarters is located in Bend, Oregon.

EVIO provides three business services; Testing services, Consulting services and Bioscience Research. Testing service provides cannabis companies with independent laboratory testing of compounds and contaminants including cannabinoid potency and terpene profiling, as well as screening for residual solvents, pesticides, and hazardous microbiological growth, of cannabis products and are mainly used for state licensed cannabis companies for compliance. Consulting Services provides advisory and research services to cannabis companies including regulatory licensing and compliance, industry research, operational support, educational services and operating services for current and prospective licensed cannabis businesses. Bioscience research is not yet operational, but plans to develop intellectual property on merging health benefits and advanced delivery modes for cannabinoids and cannabis products to the human endocannabinoid system .  EVIO Bioscience plans on exploiting what the Company perceives as a growing need for education and broader dissemination of cannabis and cannabinoid biotechnology research in the scientific and medical community, particularly in the face of the widespread changes to cannabis regulation.

EVIO, Inc. d/b/a EVIO Labs is the wholly owned analytical laboratory division of the Company. EVIO Labs consists of the following seven operating companies: CR Labs, Inc. d/b/a EVIO Labs Bend, EVIO Labs Eugene LLC, Smith Scientific Industries, Inc. d/b/a EVIO Labs Medford, Greenhaus Analytical Services LLC d/b/a EVIO Labs Portland, Viridis Analytics MA d/b/a EVIO Labs MA and C3 Labs, LLC d/b/a EVIO Labs Berkeley all of which provide compliance testing services. Tests include identification of compounds and contaminants including cannabinoid potency and terpene profiling, as well as screening for residual solvents, pesticides, and hazardous microbiological growth, of cannabis products.

The operating subsidiaries of EVIO, Inc. are as follows:

Trade Name (dba)	Company Name	State of Incorporation	Ownership %	Acquisition Month
EVIO Labs Bend	CR Labs, Inc.	Oregon	80%	September 2015
EVIO Labs Eugene	EVIO Labs Eugene, LLC	Oregon	100%	May 2016
EVIO Labs Medford	Smith Scientific Industries, LLC	Oregon	80%	June 2016
EVIO Labs Portland	Greenhaus Analytical Labs, LLC	Oregon	100%	October 2016
EVIO Labs MA	Viridis Analytics, LLC	Massachusetts	100%	August 2017
EVIO Labs Berkeley	C3 Labs, LLC	California	60%	January 2018

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

Revenues for the three months ended March 31, 2018 were $732,311 compared to $832,723 for the three months ended March 31, 2017. The decrease in revenues during the three months ended March 31, 2018 is the result of a decrease of $56,415 or 7.6% in testing services completed in the current period combined with a decrease in consulting services of $43,997 of 50.4%.

The $56,415 decrease in testing revenue was attributable to decreases in the Company's Oregon locations partially offset by increased revenues in the Company’s location in Massachusetts. For the Oregon locations, the company’s locations in Medford and Portland realized a decrease in sales of $118,857 or 43.8% and 69,506 or 34.3%. These decreases were partially offset by increased revenues in Bend and Eugene locations during the three months ending March 31, 2018, representing increases of $31,338 and $95,720 or 54.6% and 58.3%, respectively versus the three months ending March 31, 2017. In addition, the Company's acquisition of Viridis, a lab located in Massachusetts attributed $15,660 of revenue in the three months ending March 31, 2018 versus revenues of $943 for the three months ending March 31, 2017, an increase of $14,717 and the Company's California locations increased $2,208 or 1.1% for the three months from March 31, 2017 to March 31, 2018.

The increase in testing revenue in the Company's Bend, Oregon location was due the successful sales and marketing efforts of several customers during the three months ending March 31, 2018 in the Bend, Oregon market due in large part to the Company's ability to perform additional compliance tests including pesticide testing after the purchase of testing equipment that was not available in the three months ending March 31, 2017. The increase in sales in the Bend, Oregon market was partially offset by the attrition of customers. The Company attributes the attrition of customers in the Bend market to customers not being able to comply with more stringent state cannabis testing and growing standards and client's insufficient capital to withstand the recent decrease in wholesale pricing in the overall Oregon cannabis market.

The increase in testing revenue in the Company's Eugene, Oregon location was due to the successful sales and marketing efforts to attract Eugene based growers and distributors. Several newly licensed growers, producers and distributors entered into the Eugene market and the Company has been successful in generating sales from these customers. The increase in sales in the Eugene, Oregon was partially offset by the attrition of customers. The Company attributes the attrition of customers in the Eugene market to customers not being able to comply with more stringent state cannabis testing and growing standards and client's insufficient capital to withstand the recent decrease in wholesale pricing in the overall Oregon cannabis market.

The decrease in testing revenue was partially offset by the increased revenues from the start of operations of Viridis Analytics, the Company's Massachusetts location for the three months ending March 31, 2018 versus the three months ending March 31, 2017.

The Company's California locations, combined, experienced a $2,208 or 1.1% increase in revenues from the three months ending March 31, 2017 to the three months ending March 31, 2018. Currently, the state of California does not require mandatory compliance testing. The Company expects that the state of California will enforce the mandated compliance testing for all cannabis products sold as of July 1, 2018, depending on the state's ability to enforce its regulations. Until compliance testing is required by the state of California, the Company expects its revenues in its California locations to remain fairly consistent between periods.

The Company's locations in Medford and Portland, Oregon realized a decrease in revenue for the three months ending March 31, 2018 versus March 31, 2017 of $118,857 or 43.8% and $69,509 of 34.3%, respectively. The Company attributes the decrease in revenue in its Medford and Portland market to the oversupply of cannabis in Oregon market causing growers, distributors and producers to stockpile inventory. Another factor causing the decrease in revenues was several customers of the Company relocated their facilities and temporarily ceased testing of their cannabis product. The Company also attributes the decrease in revenue in Medford and Portland to increased competition from other cannabis testing laboratories. Specifically, for the Medford market, cannabis is mostly grown outdoors and therefore, seasonal. Typically, outdoor cannabis is harvested in late Fall and if in demand, tested soon thereafter in November to December. However, with the oversupply of cannabis in the Oregon market, outdoor growers have stockpiled their inventory and do not plan on testing their inventory until they sell. Meanwhile, many growers have converted their crops to other non-cannabis commodities, shifting cannabis from Medford to other Oregon markets, such as Portland, Bend and Eugene.

Consulting revenue decreased from the three months ending March 31, 2017 versus the six months ending March 31, 2018 by $43,997 or 50.4%. Consulting services have historically been focused on assisting entrepreneurs with starting new cannabis businesses and attaining licenses. The Company attributes the decrease in consulting revenue to a reallocation of Company's resources to support internal development. Consulting resources were re-deployed to focus on internal projects including identifying and performing due diligence on new acquisition targets, attaining and renewing permits and licenses, attaining ISO accreditations, and developing and deploying internal information systems and training. Consulting client are non-recurring short-term projects and cease once the Company has provided the client its agreed-upon deliverables.

Cost of revenues for the three months ended March 31, 2018 were $798,338 compared to $614,000 for the three months ended March 31, 2017, an increase of $184,388 or 30.0%. The increase in the cost of revenues during the three months ended March 31, 2018 is the result of the increased direct costs associated with providing testing services which increased $97,735 or 17.3%. This increase is the result of increased personnel costs at the Company’s new locations such as Massachusetts and California and locations that realized an increase in testing revenues such as Eugene, Oregon. In addition, the Company incurred increased costs for International Organization Standardization (ISO) accreditations required in California and Massachusetts. The cost of consulting services increased $58,995 or 302.5% due to the increase allocation of personnel to complete consulting projects in the three months ending March 31, 2018 versus the three months ending March 31, 2017. Cost of revenues for Depreciation and amortization increased $27,658 or 98.6%. The increase in depreciation and amortization correlates to the increase in property and equipment. As of March 31, 2018, the company had net property and equipment of $1,616,796 compared to March 31, 2017 of $469,848, an increase of $1,146,948 or 244.1%.

Gross loss for the three months ended March 31, 2018 was $66,077 compared to a gross profit of $218,723 during the three months ended March 31, 2017. This decrease in gross profit is the result of decreased revenues in the Oregon markets and consulting revenues partially offset by increased revenues in Massachusetts net of increased costs of revenue attributable to increase headcount in the Company’s new locations.

Operating Expenses

				Percentage of Revenue
	2018	2017	Change	2018	2017
Selling, general and administrative	$2,213,094	$460,736	$1,752,358	302%	55%
Depreciation and amortization	83,769	39,845	43,924	11%	5%
	$2,296,863	$500,581	$1,796,282	137%	33%

Total operating expenses during the three months ended March 31, 2018 were $2,296,863 compared to $500,581 during the three months ended March 31, 2017. The Company experienced an increase of $1,752,358 in selling, general and administrative expenses during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to an increase in stock-based compensation included in selling, general and administrative expenses of $1,230,432 during the three months ended March 31, 2018 compared to $81,027 during the same period in 2017. There was an increase of $43,924 in depreciation and amortization which was driven by the amortization of intangible assets and equipment associated with the acquisition completed during the period from January 1, 2017 to December 31, 2017. In addition to the stock base compensation and amortization, the increase in selling, general and administration was due to increased spending in marketing and advertising, legal fees related to the issuance of convertible debt, increased personnel in selling, marketing, corporate and administrative functions, costs associated with the Company’s attendance at industry and trade conferences, start-up costs for two new locations in California and Massachusetts, travel costs and increased health care premiums.

Other Income (Expense)

				Percentage of Revenue
	2018	2017	Change	2018	2017
Interest expense, net of interest income	$(1,102,537)	$(97,987)	$(1,004,550)	-151%	-12%
Loss on settlement of debt	-	-	-	0%	0%
Gain (loss) on change in fair market value of derivative liabilities	1,780,769	(85,035)	1,865,804	243%	-10%
	$678,232	$(183,022)	$861,254	40%	-12%

Total other income was $678,232 during the three months ended March 31, 2018 compared to total other expense of $183,022 during the three months ended March 31, 2017. The increase in total other income of $861,254 is from an increase of gain in the change in fair market value of derivatives of $1,865,804 offset by an increase in interest expense of $867,058 from the recognition of debt discounts associated with convertible and non-convertible notes payable as well as convertible debentures payable.

Net Loss

				Percentage of Revenue
	2018	2017	Change	2018	2017
Net loss	$(1,684,708)	$(464,880)	$(1,219,828)	-230%	-56%

Net loss during the three months ended March 31, 2018 was $1,684,708 compared to $464,880, an increase in net loss of $1,219,828 or 262.4% during the three months ended March 31, 2017. The increase in net loss is attributable to the decrease of revenues of $100,412, an increase in cost of revenues of $184,388, an increase in operating expenses of $1,796,282 net of other income of $861,254.

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

Revenue for the six months ending March 31, 2018 was $1,679,176 versus $1,501,179 for the six months ending March 31, 2017, an increase of $177,997 or 11.9%. The increase was due to an increase in testing revenue of $262,356 offset in part by a decrease in consulting revenue of $84,359. The $262,356 increase in testing revenue was attributable to increases in the Company's Bend and Eugene locations during the six months ending March 31, 2018, representing increases of $65,920 and $234,590 or 54.7% and 72.1%, respectively versus the six months ending March 31, 2017. In addition, the Company's acquisition of Viridis, a lab located in Massachusetts attributed $101,140 of revenue in the six months ending March 31, 2018 versus revenues of $943 for the six months ending March 31, 2017, an increase of $100,197 and the Company's California locations increased $5,251 or 9.5% for the six months from March 31, 2017 to March 31, 2018. Increases in revenue at the Company's Bend, Eugene and Massachusetts locations were partially offset by decreases in the Company's locations in Medford, Oregon (a decrease of $123,909 or 25.4%) and Portland (a decrease of $16,579 or 5.1%).

The increase in testing revenue in the Company's Bend, Oregon location was due the successful sales and marketing efforts of several customers during the six months ending March 31, 2018 due in large part to the Company's ability to perform additional compliance tests including pesticide testing after the purchase of testing equipment. The increase in sales in the Bend, Oregon was partially offset by the attrition of customers. The Company attributes the attrition of customers in the Bend market to customers not being able to comply with more stringent state cannabis testing and growing standards and client's insufficient capital to withstand the recent decrease in wholesale pricing in the overall Oregon cannabis market.

The increase in testing revenue in the Company's Eugene, Oregon location was due to the successful sales and marketing efforts to attract Eugene based growers and distributors. Several newly licensed growers, producers and distributors entered in the Eugene market and the Company has been successful in generating sales from these customers. The increase in sales in the Eugene, Oregon market was partially offset by the attrition of customers. The Company attributes the attrition of customers in the Eugene market to customers not being able to comply with more stringent state cannabis testing and growing standards and client's insufficient capital to withstand the recent decrease in wholesale pricing in the overall Oregon cannabis market.

The increase in testing revenue for the six months ending March 31, 2018 versus the six months ending March 31, 2017 was due, in part, to the start of operations of Viridis Analytics, the Company's Massachusetts location.

The Company's California locations combined experienced a $5,251 or 9.5% increase in revenues from the six months ending March 31, 2017 to the six months ending March 31, 2018. During these periods, the state of California did not require mandatory compliance testing. The Company expects that the state of California will require compliance testing for all cannabis products sold sometime after July 1, 2018 or later, depending on the state's ability to enforce its regulations. Until compliance testing is required by the state of California, the Company expects its revenues in its California locations to remain fairly consistent between periods.

The Company's locations in Medford and Portland, Oregon realized a decrease in revenue for the six months ending March 31, 2018 versus March 31, 2017 of $123,909 or 25.4% and 16,579 of 5.1%, respectively. The Company attributes the decrease in revenue in its Medford and Portland market to the oversupply of cannabis in Oregon market causing growers, distributors and producers to stockpile inventory. Since cannabis needs to only be tested when sold, stockpiled cannabis remains in our clients inventory untested. Another factor causing the decrease in revenues was several customers of the Company were found to be not compliant with Oregon cannabis regulations and were ordered to cease operations until violations were remedied and their license to operate was reinstated by the state of Oregon. The Company also attributes the decrease in revenue in Medford and Portland to increased competition from other cannabis testing laboratories. Specifically, for the Medford market, cannabis is mostly grown outdoors and therefore, seasonal. Typically, outdoor cannabis is harvested in late Fall and if in demand, tested soon thereafter in November to December. However, with the oversupply of cannabis in the Oregon market, outdoor growers have stockpiled their inventory and do not plan on testing their inventory until they sell. Meanwhile, many growers have converted their crops to other non-cannabis commodities, shifting cannabis from Medford to other Oregon markets, such as Portland, Bend and Eugene.

Consulting revenue decreased from the six months ending March 31, 2017 versus the six months ending March 31, 2018 by $84,359 or 45.1%. Consulting services have historically been focused on assisting entrepreneurs with starting new cannabis businesses and attaining licenses. The Company attributes the decrease in consulting revenue to a reallocation of Company's resources to support internal development. . Consulting resources were re-deployed to focus on internal projects including identifying and performing due diligence on new acquisition targets, attaining and renewing permits and licenses, attaining ISO accreditations, and developing and deploying internal information systems and training. Consulting client are non-recurring short-term projects and cease once the Company has provided the client its agreed-upon deliverables.

Cost of revenues for the six months ended March 31, 2018 were $1,534,651 compared to $1,204,079 for the six months ended March 31, 2017, an increase of $330,572 or 27.5%. The increase in the cost of revenues during the six months ended March 31, 2018 is the result of the increased direct costs associated with providing testing services which increased $235,116 or 20.69%. This increase is the result of increased personnel costs at the Company’s new locations such as Massachusetts and California and locations that realized an increase in testing revenues such as Eugene, Oregon. The cost of consulting services increased $56,987 or 178.1% due to the increase allocation of personnel to complete consulting projects in the six months ending March 31, 2018 versus the six months ending March 31, 2017. Cost of revenues for Depreciation and amortization increased $38,469 or 83%. The increase in depreciation and amortization is directly corelated to the increase in property and equipment. As of March 31, 2018, the company had net property and equipment of $1,616,796 compared to March 31, 2017 of $469,848, an increase of $1,146,948 or 244.1%.

Operating Expenses

				Percentage of Revenue
	2018	2017	Change	2018	2017
Selling, general and administrative	$3,033,369	$895,894	$2,137,475	181%	60%
Depreciation and amortization	141,156	74,380	66,776	8%	5%
	$3,174,525	$970,274	$2,204,251	189%	65%

Total operating expenses during the six months ended March 31, 2018 were $3,174,525 compared to $970,274 during the six months ended March 31, 2017. The Company experienced an increase of $2,137,475 in selling, general and administrative expenses during the six months ended March 31, 2018 compared to the six months ended March 31, 2017 due to increased business size due to acquisitions and organic growth that has occurred during the period of January 1, 2017 to December 31, 2017. Additionally, total stock based compensation included in selling, general and administrative expenses was $1,489,135 during the six months ended March 31, 2018 compared to $247,951 during the same period in 2017, an increase of $1,239,184. There was an increase of $66,776 in depreciation and amortization which was driven by the amortization of intangible assets with the acquisition completed during the period from January 1, 2017 to December 31, 2017. In addition to the stock base compensation and amortization, the increase in selling, general and administration was due to increased spending in marketing and advertising, legal fees related to the issuance of convertible debt, increased personnel in selling, marketing, corporate and administrative functions, costs associated with the Company’s attendance at industry and trade conferences, start-up costs for two new locations in California and Massachusetts, travel costs and increased health care premiums.

Other Income (Expense)

				Percentage of Revenue
	2018	2017	Change	2018	2017
Interest expense, net of interest income	$(1,387,188)	$(421,409)	$(965,779)	-83%	-28%
Loss on settlement of debt	(56,093)	-	(56,093)	-3%	0%
Gain (loss) on change in fair market value of derivative liabilities	1,794,091	(191,278)	1,985,369	107%	-13%
	$350,810	$(612,687)	$963,497	21%	-41%

Total other income was $350,810 during the six months ended March 31, 2018 compared to total other expense of $612,687 during the six months ended March 31, 2017. The increase in total other income of $963,497 is from an increase of gain in the change in fair market value of derivatives of $1,985,369 offset by an increase in interest expense of $805,063 from the recognition of debt discounts associated with convertible and non-convertible notes payable as well as convertible debentures payable.

Net Loss

				Percentage of Revenue
	2018	2017	Change	2018	2017
Net loss	$(2,679,190)	$(1,285,861)	$(1,393,329)	-160%	-86%

Net loss during the six months ended March 31, 2018 was $2,679,190 compared to $1,285,861 during the six months ended March 31, 2017, an increase in net of $1,393,329 or 108.4%. The increase in net loss is attributable to the an increase in cost of revenues of $330,572, an increase in operating expenses of $2,204,251, partially offset by an increase of other income of $863,497 and increased revenues of $177,997.

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

The Company is uncertain of its ability to generate sufficient liquidity from its operations and its current revenues are inadequate to fund all operational costs. Additionally, in order to fund growth organically or through acquisitions, we will require additional capital. As a result, we may need to raise additional capital through future equity or debt financing. We anticipate our cash needs to be approximately $4,000,000 through December 31, 2018.  If the Company is unable to raise additional capital through future debt of equity financing, then Company will need to slow its growth initiatives, dispose of assets or reduce its cash consuming operating costs.

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

Need for Additional Financing

The Company is uncertain of its ability to generate sufficient liquidity from its operations and its current revenues are inadequate to fund all operational costs. Additionally, in order to fund growth organically or through acquisitions, we will require additional capital. As a result, we may need to raise additional capital through future equity or debt financing. We anticipate our cash needs to be approximately $4,000,000 through December 31, 2018. If the Company is unable to raise additional capital through future debt of equity financing, then Company will need to slow its growth initiatives, dispose of assets or reduce its cash consuming operating costs.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 25, 2018.

EVIO, INC.

By:	/s/ William Waldrop
William Waldrop
Chief Executive Officer

By:	/s/ David Kane
David Kane
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on June 25, 2018.

By:	/s/ William Waldrop
William Waldrop
Director & Principal Executive Officer

By:	/s/ Lori Glauser
Lori Glauser
Director

By:	/s/ Anthony Smith
Anthony Smith
Director

By:	/s/ Donald R. Gibbs
Donald R. Gibbs
Director

By:	/s/ Felipe Campusano
Felipe Campusano
Director

