Form 10-Q
period 2018-06-30
EVIO, INC.
filed 2018-08-14
CIK 715788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2018
Common stock, par value $0.0001 per share	20,098,235

EVIO, INC.

FORM 10-Q

June 30, 2018

PART I -- FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EVIO, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	September 30, 2017
	(unaudited)
ASSETS

Current assets
Cash	$1,254,443	$121,013
Accounts receivable, net of allowance of $128,237 and $74,782, respectively	300,215	229,564
Prepaid expenses	8,569	169,557
Other current assets	122,225	7,438
Note receivable, current portion	100,000	100,000
Total current assets	1,785,452	627,572

Property and equipment, net of accumulated depreciation of $457,629 and $213,447, respectively	1,871,229	547,073
Security deposits	580,506	92,892
Note receivable, net of current portion	1,200,000	1,200,000
Deposits, related party	180,000	-
Intangible assets, net of accumulated amortization, net of accumulated amortization of $369,828 and $189,475, respectively	1,808,877	592,260
Goodwill	6,343,593	2,958,137

Total assets	$13,769,657	$6,017,934

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$825,445	$773,053
Client deposits	117,268	119,281
Deferred revenue	30,573	40,800
Interest payable	379,332	133,697
Capital lease obligation, current	153,555	37,990
Derivative liability	1,579,258	294,637
Convertible notes payable, net of discounts of $0 and $208,680, respectively	500,000	1,212,720
Loans payable, current, net of discounts of $74 and $127,662, respectively	1,011,986	1,503,545
Loans payable, related party, current	255,915	312,855
Total current liabilities	4,853,332	4,428,578

Convertible debentures payable, net of discounts of $5,682,529 and $0, respectively	900,471	-
Capital lease obligation, net of current portion	276,866	52,777
Loans payable, net of current portion	46,448	59,832
Convertible loans payable, related party, net of current portion, net of discounts of $26,660 and $0, respectively	58,340	-
Loans payable, related party, net of current portion, net of discounts of $30,465 and $42,044, respectively	1,083,530	1,251,306
Total liabilities	7,218,987	5,792,493

Stockholders' equity
Series A Convertible Preferred Stock, Par Value $0.0001; 1,850,000 authorized; 0 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	-	-
Series B Convertible Preferred Stock, Par Value $0.0001; 5,000,000 authorized; 5,000,000 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	500	500
Series C Convertible Preferred Stock, Par Value $0.0001; 500,000 authorized; 500,000 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	50	50
Series D Convertible Preferred Stock, Par Value $.0001; 1,000,000 authorized; 552,500 and 832,500 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	55	83
Common Stock, Par Value $.0001, 1,000,000,000 authorized; 19,719,903 and 10,732,922 issued and outstanding at June 30, 2018 and September 30, 2017, respectively	1,972	1,073
Additional Paid In Capital	18,073,657	7,657,982
Other Comprehensive Income	(317,132)	-
Accumulated Deficit	(13,458,754)	(7,592,371)
Total stockholders' equity	4,300,348	67,317
Non-controlling interest	2,250,322	158,124
Total equity	6,550,670	225,441

Total liabilities and stockholders' equity	$13,769,657	$6,017,934

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVIO, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Revenues
Testing services	$595,701	$767,873	$2,172,061	$2,081,877
Consulting services	38,637	9,345	141,453	196,520
Total revenue	634,338	777,218	2,313,514	2,278,397

Cost of revenue
Testing services	754,647	592,273	2,115,487	1,717,997
Consulting services	4,729	33,373	93,721	65,378
Depreciation and amortization	70,075	28,618	154,894	74,968
Total cost of revenue	829,451	654,264	2,364,102	1,858,343

Gross margin	(195,113)	122,954	(50,588)	420,054

Operating expenses
Selling, general and administrative	1,989,753	582,113	5,023,122	1,478,007
Depreciation and amortization	125,500	40,413	266,656	114,793
Total operating expenses	2,115,253	622,526	5,289,778	1,592,800

Loss from operations	(2,310,366)	(499,572)	(5,340,366)	(1,172,746)

Other income (expense)
Interest expense, net of interest income	(1,510,076)	(227,879)	(2,897,264)	(649,288)
Other income	-	105	-	105
Loss on settlement of debt and account payable	-	-	(56,093)	-
Gain (loss) on change in fair market value of derivative liabilities	363,349	156,892	2,157,443	(34,386)
Total other income (expense)	(1,146,727)	(70,882)	(795,914)	(683,569)

Net loss	$(3,457,093)	$(570,454)	$(6,136,280)	$(1,856,315)
Gain (loss) attributable to non-controlling interest	(257,101)	(14,453)	(269,897)	(5,163)
Net loss attributable to EVIO, Inc.	$(3,199,992)	$(556,001)	$(5,866,383)	$(1,851,152)

Basic and diluted loss per common share	$(0.19)	$(0.06)	$(0.41)	$(0.20)

Weighted average common shares outstanding	18,067,853	9,762,199	15,030,353	9,356,613

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVIO, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Net loss	$(3,199,992)	$(556,001)	$(5,866,383)	$(1,851,152)

Other comprehensive income
Foreign currency translation adjustment	(317,132)	-	(317,132)	-
Total other comprehensive income	(317,132)	-	(317,132)	-

Comprehensive loss	$(3,517,124)	$(556,001)	$(6,183,515)	$(1,851,152)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVIO, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(6,136,280)	$(1,856,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,644,386	358,794
Common stock issued for services	450,016	-
Loss on settlement of debt	52,343	-
Loss on settlement of account payable	3,750	-
(Gain) loss on derivative liability	(2,157,443)	34,386
Amortization of debt discount	2,561,024	549,581
Depreciation and amortization expense	421,550	189,761
Bad debt expense	53,454	-
Reduction of security deposit for rent expense	-	2,095
Changes in operating assets and liabilities:
Accounts receivable	(54,989)	(114,643)
Prepaid expenses	165,787	28,858
Other current asset	(71,400)	40,000
Security deposits	(467,614)	(75,186)
Accounts payable and accrued liabilities	(323,907)	274,051
Interest payable	323,165	84,359
Deferred revenue	(15,300)	-
Deposits, related party	(180,000)	-
Customer deposits	(2,013)	55,127
Net cash used in operating activities	(3,733,471)	(429,132)

Cash flows from investing activities
Net cash paid in acquisitions of subsidiaries	(1,574,541)	(6,930)
Purchase of equipment	(883,512)	(48,726)
Net cash used in investing activities	(2,438,053)	(55,656)

Cash flows from financing activities
Repayments of capital leases	(58,103)	(10,152)
Proceeds from issuance of convertible debenture	6,136,120	-
Proceeds from exercise of common stock warrants	7,999	-
Proceeds from issuance of common stock	2,041,501	70,000
Proceeds from the issuance of series D preferred stock	-	114,500
Proceeds from convertible notes, net of original issue discounts and fees	250,000	640,000
Payment on loan payable	(612,531)	(56,396)
Proceeds from notes payable - related party	-	80,100
Payments on notes payable - related party	(246,526)	(260,767)
Net cash provided by financing activities	7,518,460	577,285

Effect of foreign currency translation adjustment	(193,506)	-

Net cash increase for period	1,133,430	92,497
Cash balance, beginning of period	121,013	57,486
Cash balance, end of period	$1,254,443	$149,983

Supplemental disclosure of cash flow information:
Cash paid for interest	$171,722	$15,348
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and accrued interest into common stock	$2,272,373	$501,292
Reclassification of derivative liability to additional paid in capital	$2,342,112	$1,188,126
Settlement of account payable for common stock	$18,750	$-
Common stock issued for settlement of note payable	$162,000	$-
Common stock issued for settlement of related party note payable	$62,500	$-
Conversion of Series D Preferred stock to common stock	$70	$-
Debt discount recorded on convertible notes and debentures payable upon initial measurement of derivative liability	$5,784,175	$641,637
Debt discounts recorded for original issue discounts on convertible debentures	$472,480	$-
Vehicles financed through notes payable	$-	$75,165
Equipment financed through capital leases	$385,208	$105,120
Conversion of Series A Preferred stock to common stock	$-	$4,388
Acquisition of C3 Labs through issuance of note payable and convertible note payable	$600,000	$-
Acquisition of Leaf Detective through issuance of convertible note payable	$500,000	$-
Acquisition of Greenstyle Consulting assets through issuance of preferred shares, cash and note payable	$-	$260,000
Acquisition of GreehHaus through issuance of preferred shares and note payable	$-	$800,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVIO, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

On December 29, 2017, the Company entered in to a Membership Purchase Agreement to purchase 60% of the outstanding interests of C3 Labs, LLC which was closed on January 1, 2018 (“C3”). C3 is a full-service cannabis testing laboratory. See Note 10 – Acquisitions.

On April 29, 2018, the Company entered in to an Asset Purchase Agreement with Leaf Detective, LLC (“Leaf Detective”) to purchase all of the assets of Leaf Detective which was closed on the same date. Leaf Detective is a full-service cannabis testing laboratory. See Note 10 – Acquisitions.

On May 2, 2018, the Company entered in to a Stock Purchase Agreement with Keystone Labs, Inc. (“Keystone”) to purchase 50% of the outstanding interests of Keystone which was closed on the same date. Keystone is a full-service cannabis testing laboratory operating in Canada. See Note 10 – Acquisitions.

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

Foreign Currency Translation

The functional currency of the Company’s subsidiary in Canada is the Canadian Dollar. The subsidiary’s assets and liabilities have been translated to U.S. Dollars using the exchange rates in effect at the balance sheet dates. Statements of operations amounts have been translated using the average exchange rate for each period. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss).

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on June 30, 2018:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$1,579,258	$1,579,258

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

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. There were 13,666,226 and 10,071,182 potentially dilutive common shares outstanding as of June 30, 2018 and 2017, respectively. Because of the net losses incurred during the three and nine months ended June 30, 2018 and 2017, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from the diluted loss per share calculations.

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

As of June 30, 2018, there was a total of $470,175 of future payments due through March 2021 of which $39,754 are financing charges leaving a total principal balance of $430,421 as of June 30, 2018. Of this amount, $153,555 was current and $276,866 was long term as of June 30, 2018.

Future annual payments required under the capital leases through termination are as follows:

Year ended September 30,	Principal	Interest	Total
2018	$37,022	$7,463	$44,485
2019	152,912	20,569	173,481
2020	122,850	9,379	132,229
2021	117,637	2,343	119,980
Total	$430,421	$39,754	$470,175

Concentration of Credit Risk

Instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits, notes receivable and accounts receivable. As of June 30, 2018 and September 30, 2017, the Company held $815,877 and $0 of cash at one financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation (“FDIC”) of up to $250,000. As of June 30, 2018 and September 30, 2017, the Company had a note receivable totaling $1,300,000 and $1,300,000 due from a single entity.

As of September 30, 2017, the Company had total accounts receivable net of allowances of $229,564. Three separate clients comprised a total of 41% of this balance as follows:

	Balance	Percent of Total
Customer 1	$42,878	14%
Customer 2	45,635	15%
Customer 3	37,540	12%
All others	178,294	59%
Total	304,347	100%
Allowance for doubtful accounts	(74,783)
Net accounts receivable	$229,564

As of June 30, 2018 the Company had total accounts receivable net of allowances of $300,215. Two separate clients comprised a total of 21% of this balance as follows:

	Balance	Percent of Total
Customer 1	$45,635	11%
Customer 2	42,921	10%
All others	339,896	79%
Total	428,452	100%
Allowance for doubtful accounts	(128,237)
Net accounts receivable	$300,215

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives

Laboratory and Computer Equipment	5 years
Furniture and Fixtures	7 years
Software	3 years
Domains	15 years

The Company’s property and equipment consisted of the following as of June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017
Furniture and Equipment	$182,062	$146,870
Laboratory Equipment	1,859,567	439,071
Software	63,913	58,333
Leasehold Improvements	139,401	41,081
Vehicles	83,915	75,165
Total	2,328,858	760,520
Accumulated depreciation	(457,629)	(213,447)
Net value	$1,871,229	$547,073

During the nine months ended June 30, 2018, the Company capitalized a total of $425,194 of equipment purchased through capital leases. There was depreciation expense of $30,705 and $14,001 and $63,796 and $22,135 recorded on equipment purchased through capital leases during the three and nine months ended June 30, 2018 and 2017, respectively.

NOTE 3 – INTANGIBLE ASSETS

The Company’s intangible assets consist of customer lists, testing licenses, favorable leases and websites. The components of intangible assets as of June 30, 2018 and September 30, 2017 consist of:

	June 30, 2018	September 30, 2017
Customer list	$1,102,462	$480,670
License	503,000	256,000
Favorable lease	3,100	3,100
Websites	49,574	41,965
Patent	10,278	-
Intellectual property	327,180	-
Non-compete agreements	183,111	-
Total	2,178,705	781,735
Accumulated amortization	(369,828)	(189,475)
Net value	$1,808,877	$592,260

The Company estimates amortization to be recorded on existing intangible assets through the estimated lives to be:

For the years ended September 30,	Amortization
2018	$102,585
2019	410,339
2020	387,513
2021	316,214
2022	218,460
Thereafter	373,766
Total	$1,808,877

NOTE 4 – RELATED PARTY TRANSACTIONS

Through September 30, 2017, the Company received loans from its Chief Operating Officer totaling $106,000 and made repayments totaling $21,795 leaving a balance due as of September 30, 2017 of $84,205. Additionally, the Company made repayments totaling $84,205 during the nine months ended June 30, 2018. The advances are non-interest bearing and due on demand. There was $0 and $84,205 due as of June 30, 2018 and September 30, 2017, and is included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties.

During the nine and three months ended June 30, 2018 and 2017, the Company incurred total expenses of $100,000 and $7,858 and $114,317 and $35,530, respectively, for management consulting services performed by Newport Commercial Advisors, an entity fully owned and controlled by our Chief Executive Officer. There was not a balance payable to Newport Commercial Advisors as of June 30, 2018 or September 30, 2017.

During the year ended September 30, 2017, the Company received loans from its Chief Executive Officer totaling $80,100 and made repayments totaling $75,650. Additionally, the Company made repayments totaling $4,450 during the nine months ended June 30, 2018. The loans are non-interest bearing and due on demand. There was $0 and $4,450 due as of June 30, 2018 and September 30, 2017.

During the year ended September 30, 2017 the Company made repayments to Eric Ezrine, a shareholder of CR Labs, on an outstanding note payable totaling $13,139. The loans carry an interest rate of 0% per annum. There was $130 and $130 due as of June 30, 2018 and September 30, 2017. Additionally, the Company entered into a severance agreement with Mr. Ezrine whereby it agreed to make payments totaling $44,500 through August 2018. The Company made repayments of $22,050 during the year ended September 30, 2017 and $20,000 during the nine months ended June 30, 2018. There was $2,450 and $22,450 accrued as of June 30, 2018 and September 30, 2017, respectively.

On May 24, 2016, the Company executed an asset purchase agreement with Sara Lausmann, managing member owner of Oregon Analytical Services, LLC, for $972,500. The terms of the purchase required the issuance of 200,000 shares of Series C Preferred Stock, valued at $80,000, $72,500 in a short-term loan and $700,000 in a long-term note. Through the year ended September 30, 2017, the Company repaid a total of $82,630 to Sara Lausmann, Vice President Client Services. The Company made additional repayments of $79,500 during the nine months ended June 30, 2018. The total amount outstanding is $610,370 and $689,870 as of June 30, 2018 and September 30, 2017, respectively. As of June 30, 2018 and September 30, 2017, $74,370 and $89,870 and $536,000 and $600,000 are included in the accompanying consolidated balance sheets as current and long-term portions of notes payable to related party, respectively. The notes carry interest at a rate of 5% per annum and had accrued interest totaling $71,830 and $47,409 due as of June 30, 2018 and September 30, 2017, respectively.

On June 1, 2016, the Company executed a share purchase agreement with Anthony Smith, for the purchase of 80% of Smith Scientific Industries for $636,000. The terms of the purchase required the issuance of 300,000 shares of Series C Preferred Stock, valued at $135,000 and $336,000 in a promissory note. During the year ended September 30, 2017, the Company repaid $50,000 to Anthony Smith, our Chief Science Officer. During the nine months ended June 30, 2018, the Company made repayments totaling $25,000. The note carries interest at a rate of 5% per annum. There was $236,000 and $261,000 of principal due as of June 30, 2018 and September 30, 2017 and $27,986 and $18,846 of accrued interest due as of June 30, 2018 and September 30, 2017, respectively.

On October 19, 2016, the Company assumed a $194,512 payable due to Henry Grimmett, a former officer of Greenhaus and former Director of the Company, with its acquisition of Greenhaus Analytical Services, LLC. The note bears interest at 0% per annum and requires repayments of $25,000 quarterly. During the year ended September 30, 2017, the Company made repayments totaling $25,100. Additionally, during the nine months ended June 30, 2018, the Company made cash repayments of $2,000 and agreed to issue 125,000 shares of common stock valued at $62,500 for the settlement of $50,000 of principal resulting in a loss on the settlement of debt of $15,000. There was a total of $117,412 and $169,412 due as of June 30, 2018 and September 30, 2017 of which $50,000 is current and $67,412 is long term. Mr. Grimmett retired and resigned from the board of directors in June 2018.

On October 19, 2016, the Company entered into a $340,000 note payable as part of its acquisition of Greenhaus Analytical Services, LLC. At the time of issuance, the note carried a debt discount of $55,277. The note carries interest at a rate of 6% per annum and matures on October 16, 2020. On April 16, 2018, 25% of the outstanding principal balance, or $85,000, became convertible to common stock of the Company at the holder’s option at a rate equal to 80% of the lowest close price in the prior five trading days. The Company recorded an additional debt discount related to the fair value of the embedded conversion feature totaling $29,044. From April 16, 2018 to June 30, 2018, the Company amortized $2,384 of this to interest expense. There was $340,000 and $340,000 of total principal, of which $85,000 and $0, was convertible as of June 30, 2018 and September 30, 2017, respectively. Additionally, there was a total unamortized debt discount of $58,375 and $42,044, of which $26,660 and $0 was related to the convertible portion of the note principal, and $34,764 and $19,506 of accrued interest due as of June 30, 2018 and September 30, 2017, respectively.

On November 1, 2016, the Company entered into a $50,000 note payable, that contained a premium of $7,416 based on fair value, to Green Style Consulting, LLC. The Green Style Consulting, LLC Managing Member is our General Manager Northern California, who was hired by the Company concurrent to the asset purchase. The note carries interest at a rate of 5% per annum and matures on October 31, 2018. During the nine months ended June 30, 2018 and the year ended September 30, 2017, the Company made repayments of $24,328 and $6,090. There was $19,582 and $43,910 of principal, $1,250 and $4,028 of unamortized note premium and $705 and $2,055 of accrued interest due as of June 30, 2018 and September 30, 2017, respectively.

On May 2, 2018, the Company assumed an outstanding related party loan payable as part of its acquisition of Keystone Labs, Inc (see Note 10 – Acquisitions) totaling $153,755. The loans are non-interest bearing and due on demand. From the date of acquisition to June 30, 2018, the Company made repayments totaling $22,340 leaving a principal balance of $131,415 due as of June 30, 2018.

On October 19, 2016, the Company entered into an asset purchase agreement with Green Style Consulting LLC requiring a future share of net profits generated by Green Style Consulting. The fair value of these future net profits were estimated to be $15,809. There have been no monthly net profits to distribute from the time of acquisition to June 30, 2018 and as such no repayments have been made. There was $15,809 accrued and included in accounts payable and accrued liabilities for future payments related to this earn out as of June 30, 2018 and September 30, 2017.

Through September 30, 2016, the Company borrowed a total of $16,200 from our Chief Science Officer to fund operations. The loans are non-interest bearing, due on demand and as such are included in current liabilities. During the year ended September 30, 2017 and the nine months ended June 30, 2018, the Company made repayments totaling $7,000 and $9,200, respectively. There was $0 and $9,200 due as of June 30, 2018 and September 30, 2017, respectively.

On March 5, 2018, the Company entered into an agreement with a related party to develop and, in turn, license software. As part of the agreement, the Company advanced the related party $200,000 and entered into a convertible note receivable to secure the advance as collateral. Upon default, the convertible note is due on March 5, 2021, carries interest at a rate of 8% and is convertible to common stock of the issuer at the Company’s discretion at $0.03 per share. As of June 30, 218, the Company determined do not pursue the development of the software and the related party agreed it would return the $200,000. During the nine months ended June 30, 2018, the related party made returned $20,000 leaving $180,000 outstanding as of June 30, 2018. The Company recorded the $180,000 as a deposit with related parties on the accompanying balance sheet.

NOTE 5 – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

The Company designated 1,850,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) with a par value of $0.0001 per share. The Company has 0 shares of Series A Convertible Stock issued and outstanding as of June 30, 2018 and September 30, 2017.

Series B Convertible Preferred Stock

The Company designated 5,000,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) with a par value of $0.0001 per share. The Company has 5,000,000 shares of Series B Convertible Stock issued and outstanding as of June 30, 2018 and September 30, 2017.

Series C Convertible Preferred Stock

The Company designated 500,000 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) with a par value of $0.0001 per share. There were 500,000 shares of Series C Convertible Stock issued and outstanding as of June 30, 2018 and September 30, 2017.

Series D Convertible Preferred Stock

The Company designated 1,000,000 shares of Series D Convertible Preferred Stock (“Series D Preferred Stock”) with a par value of $0.0001 per share.

During the nine months ended June 30, 2018, the Company accepted five separate conversion notices from Series D Preferred Stockholders resulting in a total of 700,000 shares of common stock being issued for the conversion of 280,000 shares of Series D Preferred Stock.

There were 552,500 and 832,500 shares of Series D Convertible Stock issued and outstanding as June 30, 2018 and September 30, 2017, respectively.

Common Stock

The Company has authorized to issue up to 1,000,000,000 shares of common stock with a par value of $0.0001 per share.

During the nine months ended June 30, 2018, the Company issued 222,750 common shares valued at $265,527 for services; 700,000 common shares for the conversion of 280,000 shares of Series D Preferred Stock; 2,561,392 common shares for cash proceeds of $2,041,501; 197,000 common shares under its employee equity incentive plan under which a total expense of $439,210 was recorded; 37,500 common shares for the settlement of $15,000 of accounts payable; 3,990,883 common shares for the conversion of $2,197,000 of outstanding principal on convertible notes payable; 144,852 for the conversion of $75,373 of convertible accrued interest; 324,000 common shares for the settlement of non-convertible debt and interest totaling $122,157; 125,000 common shares for the settlement of non-convertible related party debt totaling $50,000; 13,333 common shares for the exercise of outstanding warrants for which the Company received cash totaling $8,000 and 670,271 common shares valued at $1,414,907 for debt issue costs from a capital raise. All conversions of outstanding principal and accrued interest on convertible notes payable were done so at contractual terms.

There were 19,719,903 and 10,732,922 shares of common stock issued and outstanding at June 30, 2018 and September 30, 2017, respectively.

NOTE 6 – LOANS PAYABLE

The Company had the following loans payable outstanding as of June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017
On March 16, 2017, the Company executed notes payable for the purchase of three vehicles. The notes carry interest at 6.637% annually and mature on March 31, 2023.	$58,508	$71,039

On August 1, 2017, the Company entered into a note payable totaling $500,000 for the acquisition of Viridis (see note 3). The note carries interest at 8% annually and is due on July 1, 2018.	500,000	500,000

On September 6, 2017, the Company entered into a note payable totaling $1,000,000 for the purchase of an outstanding note receivable. The note carries interest at 8% annually and is due on July 6, 2018.	500,000	1,000,000

On August 31, 2017, the Company executed a note payable for $120,000 of which $20,000 was an original issue discount resulting in cash proceeds of $100,000. The note carries interest at 8% annually and is due on March 3, 2018.	-	120,000
	1,058,508	1,691,039
Less: unamortized original issue discounts	(74)	(127,662)
Total loans payable	1,058,434	1,563,377
Less: current portion of loans payable	1,011,986	1,503,545

Long-term portion of loans payable	$46,448	$59,832

As discussed in Note 10 – Acquisitions, on January 1, 2018, the Company entered into a note payable for $100,000 as part of the acquisition of C3 Labs, LLC. The note was due 90 days from issuance on March 31, 2018, carried no interest and was paid in full during the period of the date of acquisition to June 30, 2018.

As of June 30, 2018 and September 30, 2017, the Company accrued interest of $59,760 and $12,625, respectively.

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

The following table summarizes all convertible notes outstanding as of September 30, 2017:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest
Noteholder 1	3/2/2017	3/2/2018	$125,000	$(38,112)	$86,888	$5,671
Noteholder 1	7/14/2017	7/14/2018	275,600	(11,795)	263,805	4,712
Noteholder 1	8/14/2017	8/14/2018	275,600	(13,068)	262,532	2,839
Noteholder 4	3/2/2017	3/2/2018	69,000	(50,009)	18,991	7,187
Noteholder 4	6/5/2017	3/2/2018	125,000	(70,833)	54,167	3,205
Noteholder 4	7/14/2017	7/14/2018	275,600	(11,795)	263,805	4,470
Noteholder 4	8/14/2017	8/14/2018	275,600	(13,068)	262,532	2,597
			$1,421,400	$(208,680)	$1,212,720	$30,681

The following table summarizes all convertible notes outstanding as of June 30, 2018:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest
Noteholder 6	4/24/2018	4/24/2019	$500,000	$-	$500,000	-
			$500,000	$-	$500,000	$-

Noteholder 1

On March 2, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $125,000 resulting in cash proceeds to the Company of $125,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on March 2, 2018. The Note is convertible into the Company’s common stock commencing 180 days from the date of issuance at a conversion price equal to 65% of the lowest trade price of the Company’s common stock for the twenty prior trading days including the date of conversion. During the nine months ended June 30, 2018, the holder elected to convert a total of $125,000 of principal in exchange for 325,562 common shares. There was $0 and $125,000 of principal and $0 and $7,397 of accrued interest due at June 30, 2018 and September 30, 2017, respectively.

On July 14, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $275,600 of which $15,600 was an original issue discount and $10,000 was paid directly to third parties resulting in cash proceeds to the Company of $250,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on July 14, 2018. The Note is convertible into the Company’s common stock commencing 180 days from the date of issuance at a conversion price equal to 75% of the lowest trade price of the Company’s common stock for the fifteen prior trading days including the date of conversion. During the nine months ended June 30, 2018, the holder elected to convert $275,600 of outstanding principal and $12,354 of accrued interest to 651,836 and 27,976 shares of common stock. There was $0 and $275,600 of principal and $0 and $4,712 of accrued interest due at June 30, 2018 and September 30, 2017, respectively.

On August 14, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $275,600 of which $15,600 was an original issue discount and $10,000 was paid directly to third parties resulting in cash proceeds to the Company of $250,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on August 14, 2018. The Note is convertible into the Company’s common stock commencing 180 days from the date of issuance at a conversion price equal to 75% of the lowest trade price of the Company’s common stock for the fifteen prior trading days including the date of conversion. During the nine months ended June 30, 2018, the holder elected to convert $275,600 of outstanding principal and $15,464 of accrued interest to 403,809 and 22,658 shares of common stock. There was $0 and $275,600 of principal and $0 and $2,839 of accrued interest due at June 30, 2018 and September 30, 2017, respectively.

Noteholder 4

On July 14, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $275,600 of which $15,600 was an original issue discount and $10,000 was paid directly to third parties resulting in cash proceeds to the Company of $250,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note was funded to the Company on May 3, 2018. The Note, together with accrued interest at the annual rate of 8%, is due on July 14, 2018. The Note is convertible into the Company’s common stock upon funding at a conversion price equal to 75% of the lowest trade price of the Company’s common stock for the fifteen prior trading days including the date of conversion. The Noteholder elected to convert all outstanding principal on the date the note was funded, or May 3, 2018. There was $0 of principal and $0 of accrued interest due at June 30, 2018 and September 30, 2017 respectively.

Noteholder 5

On January 1, 2018, the Company entered into a convertible note payable totaling $500,000 in exchange for a 60% interest in C3 Labs, LLC. The note bears no interest, matures on June 30, 2018 and automatically converted to common stock at $0.75 per share on the maturity date. In the event the average trading price of the Company’s common stock during the five days prior to maturity is less than $0.75 per share, the Company was to pay the noteholder the difference between $0.75 and the average trading price during the preceding five days per share converted in cash. On June 30, 2018, the Company issued 666,667 shares of common stock for the conversion of $500,000 of outstanding principal. There was $0 and $0 of principal due as of June 30, 2018 and September 30, 2017, respectively.

Noteholder 6

On April 24, 2018, the Company entered into a convertible note payable totaling $500,000 in exchange for 100% of the assets of Leaf Detective LLC. The note bears no interest, matures on April 24, 2019 and automatically converted to common stock at $1.25 per share on the maturity date. In the event the average lowest trading price of the Company’s common stock during the five days prior to maturity is less than $1.25 per share, the Company will pay the noteholder the difference between $1.25 and the average lowest trading price during the preceding five days per share converted in cash. There was $500,000 and $0 of principal due as of June 30, 2018 and September 30, 2017, respectively.

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

The Company separately assessed the value of the detachable warrants and conversion features of the convertible debentures. The Company separately initially valued the detachable warrants issued with the convertible debentures at $3,351,160 using a Black-Scholes model with the following assumptions:

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

As of June 30, 2018 the Company has amortized $900,471 of the total outstanding debt discount leaving an unamortized debt discount of $5,682,529. The remaining debt discount will be amortized to interest expense over the expected life of the note. There was $6,583,000 of principal and accrued interest totaling $184,287 outstanding as of June 30, 2018.

NOTE 9 – DERIVATIVE LIABILITY

As of June 30, 2018 and September 30, 2017, Company had a derivative liability balance of $1,579,258 and $294,637 on the balance sheets and recorded a gain of $363,349 and $2,157,443 from derivative liability fair value adjustments during the three and nine months ended June 30, 2018. The derivative liability activity comes from convertible notes payable as follows:

On July 14, 2017, the Company issued a $275,600 Convertible Promissory Note to an unrelated party that matured on July 14, 2018. The note bore interest at a rate of 8% per annum and was convertible into the Company’s common shares six months after issuance, at the holder’s option, at the conversion rate equal to a 25% discount from the lowest trading price in the fifteen trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

During the nine months ended June 30, 2018, the noteholder elected to convert a total of $275,600 of principal. At June 30, 2018, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $64,148 gain from change in fair value and $355,574 due to conversion for the nine months ended June 30, 2018. The fair value of the embedded derivatives for the notes was determined using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 128%, (2) risk-free interest rate of 1.84%, and (3) expected life of 0.22 of a year.

On July 14, 2017, the Company issued a $275,600 Convertible Promissory Note to an unrelated party that matured on July 14, 2018. The note bore interest at a rate of 8% per annum and was convertible into the Company’s common shares six months after issuance, at the holder’s option, at the conversion rate equal to a 25% discount from the lowest trading price in the fifteen trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

During the nine months ended June 30, 2018, the noteholder elected to convert a total of $275,600 of principal. At June 30, 2018, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $8,276 gain from change in fair value and $411,520 due to conversion for the nine months ended June 30, 2018. The fair value of the embedded derivatives for the notes was determined using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 128%, (2) risk-free interest rate of 1.85%, and (3) expected life of 0.07 of a year.

On August 14, 2017, the Company issued a $275,600 Convertible Promissory Note to an unrelated party that matured on August 14, 2018. The note bore interest at a rate of 8% per annum and was convertible into the Company’s common shares six months after issuance, at the holder’s option, at the conversion rate equal to a 25% discount from the lowest trading price in the fifteen trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

During the nine months ended June 30, 2018, the noteholder elected to convert a total of $275,600 of principal. At June 30, 2018, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $13,917 gain from change in fair value and $316,361 due to the conversion for the nine months ended June 30, 2018. The fair value of the embedded derivatives for the notes was determined using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 128%, (2) risk-free interest rate of 1.81%, and (3) expected life of 0.50 of a year.

On August 14, 2017, the Company issued a $275,600 Convertible Promissory Note to an unrelated party that matured on August 14, 2018. The note bore interest at a rate of 8% per annum and was convertible into the Company’s common shares six months after issuance, at the holder’s option, at the conversion rate equal to a 25% discount from the lowest trading price in the fifteen trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

During the nine months ended June 30, 2018, the noteholder elected to convert a total of $275,600 of principal. At June 30, 2018, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $177,523 loss from change in fair value and $446,879 due to the conversion for the nine months ended June 30, 2018. The fair value of the embedded derivatives for the notes was determined using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 129%, (2) risk-free interest rate of 1.88%, and (3) expected life of 0.29 of a year.

On April 16, 2018, $85,000 of $340,000 principal on a note with a related party became convertible to common stock at the option of the noteholder. The note bears interest at a rate of 6% per annum and was convertible into the Company’s common shares six months after issuance, at the holder’s option, at the conversion rate equal to a 20% discount from the lowest trading price in the five trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using a Monte Carlo Simulation. The aggregate fair value of the derivative at the issuance date of the note was $29,044 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $29,044 which was up to the value of the convertible portion of the note.

At June 30, 2018, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $29,217 and recorded a $173 loss from the change in fair value for the nine months ended June 30, 2018. The fair value of the embedded derivatives for the notes was determined using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 128%, (2) risk-free interest rate of 2.55%, and (3) expected life of 2.3 years.

On July 14, 2017, the Company issued a $275,600 Convertible Promissory Note to an unrelated party that matured on July 14, 2018. The note bore interest at a rate of 8% per annum and was convertible into the Company’s common shares at the date of funding, at the holder’s option, at the conversion rate equal to a 25% discount from the lowest trading price in the fifteen trading days prior to conversion. The note was funded on May 3, 2018 at which point it was immediately convertible. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using a Monte Carlo Simulation. The aggregate fair value of the derivative at the issuance date of the note was $404,548 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $250,000 which was up to the face value of the convertible note with the excess fair value at initial measurement of $154,548 being recognized as a loss on derivative fair value measurement.

During the nine months ended June 30, 2018, the noteholder elected to convert a total of $275,600 of principal. At June 30, 2018, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a change of $404,548 due to the conversion for the nine months ended June 30, 2018. The fair value of the embedded derivatives for the notes was determined using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 129%, (2) risk-free interest rate of 1.86%, and (3) expected life of 0.28 of a year.

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

At June 30, 2018, the Company marked-to-market the fair value of the derivative liabilities related to warrants and determined an aggregate fair value of $1,550,041 and recorded a $3,054,253 gain from change in fair value and $12,251 change due to warrant exercises for the nine months ended June 30, 2018. The fair value of the embedded derivatives for the notes was determined using a Black-Scholes option pricing model based on the following assumptions: (1) expected volatility of 118% - 129%, (2) risk-free interest rate of 2.52%, (3) exercise prices of $0.60 - $0.80, and (4) expected lives of 1.59 – 1.69 of a year.

The following table summarizes the derivative liabilities included in the balance sheet at June 30 2018:

Fair Value of Embedded Derivative Liabilities:
Balance, September 30, 2017	$294,637
Initial measurement of derivative liabilities	6,549,289
Change in fair market value	(2,922,558)
Write off due to conversion	(2,342,112)
Balance, June 30, 2018	$1,579,258

The following table summarizes the gain (loss) on derivative liability included in the income statement for the three and nine months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Day one loss due to derivatives on convertible debt	$(154,548)	$(69,734)	$(765,115)	$(421,940)
Change in fair value of derivatives	517,897	226,626	2,922,558	387,554
Total derivative gain (loss)	$363,349	$156,892	$2,157,443	$(34,386)

NOTE 10 – ACQUISITIONS

C3 Labs, LLC

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

The license and customer list will be amortized over 7 years and non-compete agreement over 5 years

From the date of acquisition on January 1, 2018 to June 30, 2018 C3 Labs generated total revenues of $75,835.

Keystone Labs, Inc.

On May 2, 2018, EVIO Canada, Inc, (“EVIO Canada”), a wholly-owned subsidiary of the Company consummated certain agreements to acquire a 50% interest of Keystone Labs, Inc. (“Keystone”) for $2,495,000 Canadian Dollars in cash.

The Company applied the acquisition method to the business combination and valued each of the assets acquired (cash, accounts receivable, prepaid expenses and other current assets, websites, customer lists, certain testing licenses, equipment, non-compete agreements and other intellectual property) and liabilities assumed (accounts payable, capital lease obligations, deferred revenue and related party payables) at fair value as of the acquisition date. The cash, accounts receivable, prepaid expenses and other current assets, accounts payable, related party payables and deferred revenues were deemed to be recorded at fair value as of the acquisition date. The Company determined the fair value of the equipment to be historical net book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. The allocation of the excess purchase price is not final and the amounts allocated to intangible assets are subject to change pending the completion of final valuations of certain assets and liabilities. Under the purchase agreement, the Company paid a total of $2,495,000 Canadian Dollars which equated to $1,962,095 US Dollars in exchange for a 50% interest. The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS ACQUIRED
Cash	$371,278
Accounts receivable	65,815
Prepaid expenses and other current assets	38,415
Equipment	40,774
Intellectual property	334,719
Websites and domain names	18,299
Customer list	521,539
Non-compete agreement	97,302
Goodwill	2,716,027
TOTAL ASSETS ACQUIRED	$4,204,167

LIABILITIES ASSUMED
Accounts payable	108,207
Capital lease obligation	12,826
Related party payables	153,755
Deferred revenue	5,189
TOTAL LIABILITIES ASSUMED	279,977

Non-controlling interest	(1,962,095)
NET ASSETS ACQUIRED	$1,962,095

The customer list, website and domain names, non-compete agreements and intellectual property will be amortized over 7, 2, 2 and 5 years, respectively.

From the date of acquisition on May 2, 2018 to June 30, 2018 Keystone generated total revenues of $73,284.

Leaf Detective, LLC

On April 29, 2018, EVIO Labs Humbolt, Inc., a wholly-owned subsidiary of the Company entered into an Asset Purchase Agreement (“Agreement”) with Leaf Detective, LLC. (“Leaf Detective”). Pursuant to the Agreement, Leaf Detective agreed to sell its assets including equipment, tools, brand, customer lists, customer contracts, rental agreements, and equipment leases for total consideration of $500,000 in a Convertible Promissory Note (“Note”). The Note is convertible at $1.25 per share, bears no interest and has a maturity of 12 months from the closing of the Agreement.

The Company applied the acquisition method to the business combination and valued each of the assets acquired (equipment and lab supplies) at fair value as of the acquisition date. The lab supplies were deemed to be recorded at fair value as of the acquisition date. The Company determined the fair value of the equipment to be historical net book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. The allocation of the excess purchase price is not final and the amounts allocated to intangible assets are subject to change pending the completion of final valuations of certain assets and liabilities. Under the purchase agreement, the Company issued a $500,000 convertible promissory note in exchange for all assets. The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS ACQUIRED
Lab supplies	$7,715
Equipment	14,925
Goodwill	477,900
TOTAL ASSETS ACQUIRED	$500,000

From the date of acquisition on April 29, 2018 to June 30, 2018 EVIO Humboldt generated total revenues of $7,560.

NOTE 11 – INDUSTRY SEGMENTS

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

Testing Services

The Company provides analytical testing services to the cannabis industry under the EVIO Labs brand. As of June 30, 2018, EVIO Labs has nine operating labs. EVIO Labs clients are located in Oregon, California and Massachusetts and consist of growers, processors and dispensaries. Operating under the rules of the appropriate state regulating body, EVIO Labs certifies products have been tested and are free from pesticides and other containments before resale to patients and consumers.

Nine months ended June 30, 2018	Corporate	Consulting Services	Testing Services	Total Consolidated
Revenue	$-	$141,453	$2,172,061	$2,313,514
Segment income (loss) from operations	(2,033,171)	(2,059,269)	(1,247,926)	(5,340,366)
Total assets	1,899,440	372,224	11,497,993	13,769,657
Capital expenditures	-	(1,038)	(882,474)	(883,512)
Depreciation and amortization	-	11,246	410,304	421,550

Nine months ended June 30, 2017	Corporate	Consulting Services	Testing Services	Total Consolidated
Revenue	$-	$196,520	$2,081,877	$2,278,397
Segment income (loss) from operations	(589,258)	(192,898)	(390,590)	(1,172,746)
Total assets	85,877	240,459	3,644,591	3,970,927
Capital expenditures	-	(1,038)	(47,688)	(48,726)
Depreciation and amortization	-	17,922	171,839	189,761

Three months ended June 30, 2018	Corporate	Consulting Services	Testing Services	Total Consolidated
Revenue	$-	$38,637	$595,701	$634,338
Segment income (loss) from operations	(573,239)	(1,083,993)	(653,134)	(2,310,366)
Total assets	1,899,440	372,224	11,497,993	13,769,657
Capital expenditures	-	-	(351,998)	(351,998)
Depreciation and amortization	-	4,075	191,500	195,575

Three months ended June 30, 2017	Corporate	Consulting Services	Testing Services	Total Consolidated
Revenue	$-	$9,345	$767,873	$777,218
Segment income (loss) from operations	(210,554)	(197,546)	(91,472)	(499,572)
Total assets	85,877	240,459	3,644,591	3,970,927
Capital expenditures	-	-	(2,962)	(2,962)
Depreciation and amortization	-	5,975	63,056	69,031

NOTE 12 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the nine months ended June 30, 2018:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2017	655,000	$0.902
Granted	4,268,049	0.795
Exercised	(13,333)	0.600
Forfeited	(70,000)	0.891
Expired	-	-
Outstanding, June 30, 2018	4,839,716	$0.809

The following table discloses information regarding outstanding and exercisable options and warrants at June 30, 2018:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.400	120,000	$0.400	3.13	90,000	$0.400
$0.500	165,000	$0.500	3.20	123,750	$0.500
$0.600	583,966	$0.600	1.58	583,966	$0.600
$0.650	145,000	$0.650	4.32	36,250	$0.650
$0.800	3,195,750	$0.800	3.49	2,420,750	$0.800
$1.100	170,000	$1.100	4.97	42,500	$1.100
$1.260	230,000	$1.260	4.01	57,500	$1.260
$1.280	150,000	$1.280	4.80	18,750	$1.280
$1.300	10,000	$1.300	3.31	5,000	$1.300
$1.386	60,000	$1.386	4.01	15,000	$1.386
$1.666	10,000	$1.666	4.09	2,500	$1.666
Total	4,839,716	$0.809	3.39	3,398,466	$0.761

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

June 30, 2018
Expected term of options granted	4.98 – 5.00 years
Expected volatility	251-256%
Risk-free interest rate	2.01–2.25%
Expected dividend yield	0%

The Company recognized stock option expense of $321,898 and $14,133 and $1,389,666 and $63,917 during the three and nine months ended June 30, 2018 and 2017, respectively. There was $1,198,583 of unrecognized stock based compensation expense as of June 30, 2018.

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

The Company has entered into various office and laboratory leases as well as a long term operating lease. Future minimum rental payments under the terms of the lease are:

Year ending September 30,
2018	168,657
2019	639,375
2020	609,812
2021	417,809
2022	291,974
2023	132,660
Total	$2,260,290

NOTE 14 – SUBSEQUENT EVENTS

Common Stock Issuances

The Company made the following issuances of common stock subsequent to June 30, 2018:

•	165,000 common shares valued at $178,250 subject to the vesting requirements of certain agreements with employees.
•	5,000 common shares valued at $5,450 for services performed.
•	208,332 common shares for the conversion of $125,000 of outstanding principal on convertible debentures.

Acquisitions

On June 27, 2018, Greenhaus Analytical Labs, LLC (“Greenhaus”), a wholly-owned subsidiary of the Company entered into a Purchase and Sale Agreement (the “PSA”) with Michael G. Myers (“Myers”). Pursuant to the PSA, Greenahus will acquire certain real estate for a total purchase price of $1,150,000, with $25,000 due upon execution of the PSA, $475,000 to be escrowed, and $650,000 in the form of a secured promissory note (the “Myers Note”). The Myers Note will be secured by a deed of trust for the Property and bears 8% interest per annum. The Property purchase is subject to a commercial lease held by MRX (defined below) which will be acquired by Greenhaus pursuant to the APA (below defined).

On June 27, 2018, Greenhaus executed an Asset Purchase Agreement (“APA”) with MRX Labs LLC, an Oregon limited liability company (“MRX”) which was closed on July 5, 2018. Pursuant to the APA, Greenhaus acquired certain tangible and intangible assets of MRX, including but limited to (i) furniture, (ii) fixtures, (iii) client and vender contracts, (iv) inventory, (v) goodwill, (vi) ownership rights to any copyrightable works, including all related copyright registrations, (vii) know-how or other trade secrets, whether or not reduced to practice, (viii) licenses, options to license and other contractual rights to use intellectual property, (ix) computer and electronic data processing programs and software programs, (x) equipment, (xi) customer lists, (xii) “know-how “ and proprietary information and trade secrets relating to the MRX’s business operations, (xiii) manufacturers’ warranties (including pending warranty claims) and manuals relating to the purchased assets (xiv) an irrevocable license to use the tradename “MRX Labs” for six months, (xv) certain assets specifically listed in Exhibit A of the APA and (xvi) MRX’s books and records relating to the foregoing (the “Assets”). The total purchase price for the Assets is $1,500,000, payable as a cashier’s check or wire transfer in the amount of $750,000 and a promissory note in the principal amount of $750,000.

Debt Issuance

On August 1, 2018, the Company issued a promissory note for $330,000 due at the earlier of October 1, 2018 or the closing of a financing or series of financing with gross proceeds of $3,000,000. The note bears interest at 8% per annum and had a $30,000 original issue discount. Default provisions on the note include a conversion feature where the holder can convert the unpaid balance to the Company’s stock at $0.60 per share.

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

The subsidiaries of EVIO, Inc. are as follows:

Trade Name (dba)	Company Name	State of Incorporation	Ownership %	Acquisition Month
EVIO Labs Bend (dba)	CR Labs, Inc.	Oregon	80%	September 2015
EVIO Labs Eugene	EVIO Labs Eugene, LLC	Oregon	100%	May 2016
EVIO Labs Medford (dba)	Smith Scientific Industries, LLC	Oregon	80%	June 2016
EVIO Labs Portland (dba)	Greenhaus Analytical Labs	Oregon	100%	October 2016
EVIO Labs MA	Viridis Analytics	Massachusetts	100%	August 2017
EVIO Labs Berkeley	C3 Labs, LLC	California	60%	January 2018
Keystone Labs	Keystone Labs, Inc.	Ontario, Canada	50%	May 2018
EVIO Labs Humboldt	Leaf Detective, LLC	California	100%	April 2018

In addition to the wholly owned subsidiaries, the Company has entered into license agreements with independent testing laboratories in Florida and Colorado. Under the terms of the agreements, the independent laboratories are granted non-transferable and non-exclusive rights to use the Company’s trademarks, trade-name and testing methodologies.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 and 2017

Revenues and Costs of Revenues

				Percentage of Revenue
	2018	2017	Change	2018	2017
Testing services	$595,701	$767,873	$(172,172)	94%	99%
Consulting services	38,637	9,345	29,292	6%	1%
Total revenue	634,338	777,218	(142,880)	100%	100%

Cost of revenue
Testing services	$754,647	$592,273	$162,374	119%	76%
Consulting services	4,729	33,373	(28,644)	1%	4%
Depreciation	70,075	28,618	41,457	11%	4%
Total cost of revenue	829,451	654,264	175,187	131%	84%

Gross profit	$(195,113)	$122,954	$(318,067)	-31%	16%

Revenues for the three months ended June 30, 2018 were $634,338 compared to $777,218 for the three months ended June 30, 2017. The decrease in revenues during the three months ended June 30, 2018 is the result of a decrease of $172,172 or 22.4% in testing services completed during the current period offset with an increase in consulting services of $29,292 or 313.5%.

The $172,172 decrease in testing revenue was attributable to decreases in the Company’s Oregon locations partially offset by increased revenues in the Company’s locations in California, Massachusetts and Canada. For the Oregon locations, the company’s locations realized a decrease in sales of $306,287 or 41.0%. This decrease was partially offset by increased revenues in its California locations during the three months ending June 30, 2018, representing increases of $28,431 or 139.3% versus the three months ending June 30,2017. In addition, the Company’s acquisition of Viridis, a lab located in Massachusetts attributed $32,400 of revenue in the three months ending June 30, 2018 versus no revenues for the three months ending March 31, 2017. In addition, the acquisition of Keystone, the Company’s laboratory in Canada attributed $73,284 in revenue for the three months ending June 30, 2018 versus no revenue in the third quarter of 2017.

The decrease in testing revenue in the Oregon market was the result of an oversupply of tested cannabis in the Oregon market which resulted in a reduction in testing demand and the attrition of customers. The Company attributes the attrition of customers in the Oregon market to customers not being able to comply with more stringent state cannabis testing and growing standards and client’s insufficient capital to withstand the recent decrease in wholesale pricing in the overall Oregon cannabis market. Another factor causing the decrease in revenues was several customers of the Company relocated their facilities and temporarily ceased testing of their cannabis product. The Company also attributes the decrease in revenue in Medford and Portland to increased competition from other cannabis testing laboratories. Specifically, for the Medford market, cannabis is mostly grown outdoors and therefore, seasonal. Typically, outdoor cannabis is harvested in late Fall and if in demand, tested soon thereafter in November to December. However, with the oversupply of cannabis in the Oregon market, outdoor growers have stockpiled their inventory and do not plan on testing their inventory until they sell. Meanwhile, many growers have converted their crops to other non-cannabis commodities, shifting cannabis from Medford to other Oregon markets, such as Portland, Bend and Eugene. The decrease in testing revenue was partially offset by the increased revenues from the start of operations of Viridis Analytics, the Company’s Massachusetts location for the three months ending June 30, 2018 versus the three months ending March 31, 2017, the purchase of Keystone, the Company’s Canadian location in the city of Edmonton and the start of operations of the Company’s California locations in cities of Berkeley and Humboldt.

Effective January 1, 2018, the state of California started to require mandatory compliance testing. However, the state of California has not begun to enforce this mandatory requirement. Enforcement was expected to initiate on July 1, 2018. However, the Company expects that the state of California will start to enforce the mandated compliance testing for all cannabis products sold no sooner than December 31, 2018. Until compliance testing is required and enforced by the state of California for all cannabis sold or distributed, the Company expects its revenues in its California locations to remain fairly consistent between periods.

The commonwealth of Massachusetts required that all cannabis licensed testing laboratories obtain International Organization Standardization (ISO) accreditation. During the three months ending June 30, 2018, the Company did not have this accreditation. The Company obtained ISO 17025 accreditation in August 2018.

Cost of revenues for the three months ended June 30, 2018 were $829,451 compared to $654,264 for the three months ended June 30, 2018. The increase in the cost of revenues during the three months ended June 30, 2018 is the result of the increased direct costs associated with providing testing services. This increase is the result of increased personnel costs at the Company’s new locations such as Canada, Massachusetts and California. In addition, the Company incurred increased costs for International Organization Standardization (ISO) accreditations required in California and Massachusetts. Cost of revenues for Depreciation and amortization increased to $70,075 for the three months ending June 30, 2018 from $28,618 for the three months ending June 30, 2017, an increase of $41,457 or 144.9%. The increase in depreciation and amortization correlates to the increase in property and equipment. As of June 30, 2018, the company had net property and equipment of $1,871,229 compared to June 30, 2017 of $434,893, an increase of $1,436,336 or 330.3%.

Gross loss for the three months ended June 30, 2018 was $195,113 compared to a gross profit of $122,954 during the three months ended June 30, 2017. This decrease in gross profit is the result of decreased revenues in the Oregon markets partially offset by increased revenues in California and revenues from acquired locations in Massachusetts and Canada net of increased costs of revenue attributable to increased costs from the Company’s new locations such as headcount and depreciation from new equipment.

Operating Expenses

				Percentage of Revenue
	2018	2017	Change	2018	2017
Selling, general and administrative	$1,989,753	582,113	$1,407,640	313%	75%
Depreciation and amortization	125,500	40,413	85,087	20%	5%
	$2,115,253	$622,526	$1,492,727	333%	80%

Total operating expenses during the three months ended June 30, 2018 were $2,115,253 compared to $622,526 during the three months ended June 30, 2017. The Company experienced an increase of $1,492,727 in selling, general and administrative expenses during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to increased business size due to acquisitions and organic growth that has occurred during the period of January 1, 2017 to March 31, 2018, 2017. Additionally, total stock based compensation included in selling, general and administrative expenses was $605,267 during the three months ended June 30, 2018 compared to $110,843 during the same period in 2017. There was an increase of $85,087 in depreciation and amortization which was driven by the amortization of intangible assets and equipment associated with the acquisition completed during. In addition to the stock based compensation and amortization, the increase in selling, general and administration was due to increased spending in marketing and advertising, increased personnel in selling, marketing, corporate and administrative functions, costs associated with the Company’s attendance at industry and trade conferences, start-up costs for two new locations in California and Massachusetts, travel costs and increased health care premiums.

Other Income (Expense)

				Percentage of Revenue
	2018	2017	Change	2018	2017
Interest expense, net of interest income	$(1,510,076)	(227,879)	$(1,282,197)	-238%	-29%
Other income	-	105	(105)	0%	0%
Gain (loss) on change in fair market value of derivative liabilities	363,349	156,892	206,457	57%	20%
	$(1,146,727)	$(70,882)	$(1,075,845)	-181%	-9%

Total other income (expense) was a net expense of $1,146,727 during the three months ended June 30, 2018 compared to a net expense of $70,882 during the three months ended June 30, 2017. The increase in net expense of $1,075,845 is from the increase in interest expense of $1,282,197 from the recognition of debt discounts associated with convertible and non-convertible notes payable as well as convertible debentures payable offset by an increase of $206,457 in gains recognized on the fair value measurements of derivative liabilities. Specifically, the amortization of debt discounts included in interest expense increased from $192,029 during the three months ended June 30, 2017 to $1,361,865 during the three months ended June 30, 2018 resulting in an additional $1,169,836 of interest expense being recognized in the current period when compared to the same period in 2017.

Net Loss

				Percentage of Revenue
	2018	2017	Change	2018	2017
Net loss	$(3,457,093)	$(570,454)	$(2,886,639)	-545%	-73%

Net loss during the three months ended June 30, 2018 was $3,457,093 compared to $570,454 during the three months ended June 30, 2017. The increase in net loss is the result of a decrease in gross margin, increased operating expenses and increased other expenses.

Nine Months Ended June 30, 2018 and 2017

Revenues and Costs of Revenues

				Percentage of Revenue
	2018	2017	Change	2018	2017
Testing services	$2,172,061	$2,081,877	$90,184	94%	91%
Consulting services	141,453	196,520	(55,067)	6%	9%
Total revenue	2,313,514	2,278,397	35,117	100%	100%

Cost of revenue
Testing services	$2,115,487	$1,717,997	$397,490	91%	75%
Consulting services	93,721	65,378	28,343	4%	3%
Depreciation	154,894	74,968	79,926	7%	3%
Total cost of revenue	2,364,102	1,858,343	505,759	102%	82%

Gross Profit	$(50,588)	$420,054	$(470,642)	-2%	18%

Revenues for the nine months ended June 30, 2018 were $2,313,514 compared to $2,278,397 for the nine months ended June 30, 2017. The increase in revenues during the nine months ended June 30, 2018 is the result of increased testing services completed in the current period partially offset by decreased advisory services performed in the current period as compared to the prior period. Specifically, the Company has made acquisitions in the prior 12 months that have added operating labs which did not exist in the prior period. These acquisitions have shifted a greater percentage of revenue to testing services from advisory services.

Revenue for the nine months ending June 30, 2018 was $2,313,514 versus $2,278,397 for the nine months ending June 30, 2017, an increase of $35,117 or 1.5%. The increase was due to an increase in testing revenue of $90,184 partially offset in part by a decrease in consulting revenue of $55,067. The $90,184 increase in testing revenue was attributable to increases in the Company’s acquired locations in California ($47,319), Canada ($73,284) and Massachusetts ($133,540) that had no revenues in the nine months ending June 30, 2017. The increase in testing services revenues totaling $254,143 was partially offset by the decrease in testing service revenues of $163,959 at the Company’s locations in Oregon.

The decrease in testing revenue in the Oregon market was the result of an oversupply of tested cannabis in the Oregon market which resulted in a reduction in testing demand and the attrition of customers. The Company attributes the attrition of customers in the Oregon market to customers not being able to comply with more stringent state cannabis testing and growing standards and client’s insufficient capital to withstand the recent decrease in wholesale pricing in the overall Oregon cannabis market . Another factor causing the decrease in revenues was several customers of the Company relocated their facilities and temporarily ceased testing of their cannabis product. The Company also attributes the decrease in revenue in Medford and Portland to increased competition from other cannabis testing laboratories. Specifically, for the Medford market, cannabis is mostly grown outdoors and therefore, seasonal. Typically, outdoor cannabis is harvested in late Fall and if in demand, tested soon thereafter in November to December. However, with the oversupply of cannabis in the Oregon market, outdoor growers have stockpiled their inventory and do not plan on testing their inventory until they sell. Meanwhile, many growers have converted their crops to other non-cannabis commodities, shifting cannabis from Medford to other Oregon markets, such as Portland, Bend and Eugene.

Effective January 1, 2018, the state of California started to require mandatory compliance testing. However, the state of California not begun to enforce this mandatory requirement. Enforcement was expected to initiate on July 1, 2018. However, the Company expects that the state of California will start to enforce the mandated compliance testing for all cannabis products sold no sooner than December 31, 2018. Until compliance testing is required and enforced by the state of California for all cannabis sold or distributed, the Company expects its revenues in its California locations to remain fairly consistent between periods.

Consulting revenue decreased from the nine months ending June 30, 2017 versus the nine months ending June 30, 2018 by $55,067 or 28.0%. Consulting services have historically been focused on assisting entrepreneurs with starting new cannabis businesses and attaining licenses. The Company attributes the decrease in consulting revenue to a reallocation of Company’s resources to support internal development. Consulting resources were re-deployed to focus on internal projects including identifying and performing due diligence on new acquisition targets, attaining and renewing permits and licenses, attaining ISO accreditations, and developing and deploying internal information systems and training. Consulting client are non-recurring short-term projects and cease once the Company has provided the client its agreed-upon deliverables.

Cost of revenues for the nine months ended June 30, 2018 were $2,364,102 compared to $1,858,343 for the nine months ended June 30, 2018. The increase in the cost of revenues during the nine months ended June 30, 2018 is the result of the increased direct costs associated with providing testing services from the acquisition of operating labs as well as lower revenue per test being completed while costs to perform tests have remained stagnant. Gross loss for the nine months ended June 30, 2018 was $50,588 compared to a gross profit of $420,054 during the nine months ended June 30, 2017.

Operating Expenses

				Percentage of Revenue
	2018	2017	Change	2018	2017
Selling, general and administrative	$5,023,122	1,478,007	$3,545,115	217%	65%
Depreciation and amortization	266,656	114,793	151,863	12%	5%
	$5,289,778	$1,592,800	$3,696,978	229%	70%

Total operating expenses during the nine months ended June 30, 2018 were $5,289,778 compared to $1,592,800 during the nine months ended June 30, 2017. The Company experienced an increase of $3,696,978 in selling, general and administrative expenses during the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017 due to increased business size due to acquisitions and organic growth that has occurred during the period of January 1, 2017 to March 31, 2018. Additionally, total stock based compensation included in selling, general and administrative expenses was $2,094,402 during the nine months ended June 30, 2018 compared to $358,794 during the same period in 2017. There was an increase of $151,863 in depreciation and amortization which was driven by the amortization of intangible assets and equipment associated with the acquisition completed during the period from January 1, 2017 to June 30, 2018.

Other Income (Expense)

				Percentage of Revenue
	2018	2017	Change	2018	2017
Interest expense, net of interest income	$(2,897,264)	(649,288)	$(2,247,976)	-125%	-28%
Other income	-	105	(105)	0%	0%
Loss on settlement of debt	(56,093)	-	(56,093)	-2%	0%
Gain (loss) on change in fair market value of derivative liabilities	2,157,443	(34,386)	2,191,829	93%	-2%
	$(795,914)	$(683,569)	$(112,345)	-34%	-30%

Total other income (expense) was a net expense of $795,914 during the nine months ended June 30, 2018 compared to a net expense of $683,569 during the nine months ended June 30, 2017. The increase in net expense of $112,345 is from the increase in the gain on fair market value of derivatives of $2,191,829 combined with an increase in interest expense of $2,247,976 from the recognition of debt discounts associated with convertible and non-convertible notes payable as well as convertible debentures payable. Specifically, interest expense associated with the amortization of debt discounts was $2,561,024 during the nine months ended June 30, 2018 compared to $549,581 during the same period in 2017.

Net Loss

				Percentage of Revenue
	2018	2017	Change	2018	2017
Net loss	$(6,136,280)	$(1,856,315)	$(4,279,965)	-265%	-81%

Net loss during the nine months ended June 30, 2018 was $6,136,280 compared to $1,856,315 during the nine months ended June 30, 2017.

The increase in net loss is directed from increased costs of revenues of $505,759, increased operating costs of $3,696,978, and increase interest expense of $2,247,976 partially offset by an increase in revenues of $35,117 and an increase in the gain on change in fair market value of derivative liabilities of $2,191,829.

Liquidity and Capital Resources

The Company had cash on hand of $1,254,443 as of June 30, 2018, current assets of $1,785,452 and current liabilities of $4,853,332 creating a working capital deficit of $3,067,880. Current assets consisted of cash totaling $1,254,443, accounts receivable net of allowances totaling $300,215, prepaid expenses totaling $8,569, other current assets of $122,225 and current portions of notes receivable of $100,000. Current liabilities consisted of accounts payable and accrued liabilities of $825,445, client deposits of $117,268, deferred revenue of $30,573, convertible notes payable net of discounts of $500,000, derivative liabilities of $1,579,258, current capital lease obligations of $153,555, interest payable of $379,332, current portions of notes payable net of discounts of $1,011,986 and current portions of related party payables of $225,915.

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

Nine Months Ended June 30, 2018

The Company used $3,733,471 of cash in operating activities which consisted of a net loss of $6,136,280, non-cash losses of $3,029,080 and changes in working capital of $626,271.

Net cash used in investing activities totaled $2,458,053 during the nine months ended June 30, 2018 which consisted of $883,512 of cash used to purchase equipment and net cash of $1,574,541 used in the acquisition of subsidiaries.

During the nine months ended June 30, 2018, the Company generated cash of $7,518,460 from financing activities. The Company received $6,136,120 from the issuance of convertible debentures, $2,041,501 from the sale of common stock, $7,999 from the exercise of warrants, $250,000 from the issuance of convertible notes payable, made repayments of $58,103 on capital leases, repayments of $612,531 on loans payable and $246,526 on related party loans payable.

Nine Months Ended June 30, 2017

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

Dividends

The Company declared $0 of dividends during the nine months ending June 30, 2018 and 2017.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in Internal Controls over Financial Reporting during the nine months ended June 30, 2018. Upon hiring additional financial staff, EVIO will prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended June 30, 2018, which was not previously disclosed in our filings during that period.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2018.

EVIO, INC.

By:	/s/ William Waldrop
William Waldrop
Chief Executive Officer

By:	/s/ David Kane
David Kane
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on August 14, 2018.

By:	/s/ William Waldrop
William Waldrop
Director & Principal Executive Officer

By:	/s/ Lori Glauser
Lori Glauser
Director

By:	/s/ Anthony Smith
Anthony Smith
Director

By:	/s/ Felipe Capusano
Felipe Capusano
Director

