Form 10-K
period 2018-09-30
EVIO, INC.
filed 2019-08-19
CIK 715788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-12350

EVIO, INC.
(Exact name of registrant as specified in its charter)

Colorado	47-1890509
(State of Incorporation)	(I.R.S. Employer Identification No.)

2340 Horizon Ridge Dr. Suite 120 Henderson, NV	89052
(Address of principal executive offices)	(Zip Code)

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

(Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of $1.25 per share as of March 31, 2018 was approximately $16,621,047.

As of August 10, 2019, there were 27,679,339 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

This report includes “forward-looking” statements as the term is defined in the Private Securities Litigation Reform Act of 1995 or by the U.S. Securities and Exchange Commission. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations may be deemed to be forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are also intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. In addition, our past results of operations do not necessarily indicate our future results.

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

ITEM 1. BUSINESS

Corporate Background and Our Business

Our Vision

EVIO, Inc. aspires to support and optimize our clients’ businesses, and protect the health and safety of consumers by providing analytical testing, compliance consulting, and research & development services to the emerging legal cannabis and hemp industries.

Our founders believe that products derived from the cannabis sativa plant could have the potential to provide an alternative to pharmaceutical and nutritional products aimed at improving wellness and well-being. Our founders also believe that it is imperative that there be third party verification of the safety and quality of these products by qualified scientists in adherence with the highest accreditation standards, including ISO 17025, TNI NELAP, and GMP.

We believe that as we leverage best practices from labs across North America, we are building standardized and optimized methods and procedures that will provide EVIO a considerable advantage in a future global market for cannabis and hemp ingredients and products.

We endeavor to ensure the EVIO brand will be synonymous with safe, high quality products.

Our Services

EVIO, Inc’s core business is analytical testing services for cannabis and hemp growers, product formulators, processors, distributors, and retailers. We perform testing as required by state and provincial mandates, as well as for research and development or informational purposes.

Tests include identification and quantification of compounds including cannabinoids such as THC and CBD, and terpenes. This testing includes mandated hemp field verifications, quantitation for product labeling, and testing to support product formulations. We also perform homogeneity and process control testing, and other tests to determine the quality and conformance of cannabis products.

We also identify contaminants such as solvents, pesticides, e. coli, salmonella, aflatoxins, excess moisture, and heavy metals in cannabis and related products including soils, water, hemp and CBD products.

Our labs rely on instrumentation including High Performance Liquid Chromatography (PLC) for cannabinoid testing; Triple-quadripole mass spectrometry for pesticide testing; gas chromatography for solvent and terpene testing; Inductively Coupled Plasma Mass Spectrometer (ICPMS) to identify heavy metal; Polymerase Chain Reaction (PCR) technology for identification of DNA or RNA from harmful microbial contaminants; and other support instruments including moisture analyzers and water activity meters, plating, and microscopy.

EVIO Biosciences and our advisory services work include providing technical guidance to our clients and governments in the areas of industry best practices, regulatory compliance, support for product formulation, assisting businesses with setting up their own internal research laboratories, providing expert advice and data to governments and financial auditors, and assisting with state and local cannabis licensing. We also leverage our expertise and access to data to perform R&D and identify new and novel testing methods and gain insights about cannabis and its potential uses.

Our Team

Our company is led by a team of technology-focused professionals who came from Fortune-500 companies. Each of our labs is led by an experienced laboratory director who hold PhD’s or other advanced degrees in chemistry, biology, chemical engineering or other sciences. Our laboratory teams include analytical chemists and biologists and laboratory technicians who are trained to EVIO’s standardized methods and procedures to be both specialists in one area of testing and attain cross-training in other tests.

Our teams collaborate across labs to share best practices, and we continuously improve our methods and processes across all labs based on lessons learned in each. The ability to learn from labs across the country provides a significant advantage compared to our competitors that operate one or two labs.

Background

EVIO, INC. was originally incorporated in the State of New York, December 12, 1977 under the name 3171 Holding Corporation. On February 22, 1979 the name was changed to Electronomic Industries Corp. and on February 23, 1983 the name was changed to Quantech Electronics Corp. The Company was reincorporated in the State of Colorado on December 15, 2003. On August 29, 2014, Signal Bay Research, Inc., a Nevada corporation completed a reverse merger with Quantech Electronics Corp., a public shell company. In September 2014, the Company changed its name to Signal Bay, Inc. (now named EVIO). The Company has selected September 30 as its fiscal year end. The Company is domiciled in the State of Colorado, and its corporate headquarters is located in Henderson, NV.

During 2014 and 2015, Signal Bay’s primary business focus was providing consulting services, market research, and data analysis for businesses, governments, and individuals, involved with the emerging legal cannabis industry. In 2015, the founders identified the testing market as an underserved segment of the emerging cannabis industry that provided a service that was in alignment with our vision to contribute to the development of a safe and compliant industry.

In September 2015, the Company acquired a majority stake of an analytical testing laboratory in Bend, OR. The Company continued to acquire laboratories with the goal of attaining best practices and capturing market share in advance of the adult-use legalization of cannabis in Oregon. By 2017, the Company had acquired 4 testing labs in Oregon and gained licensing and accreditation for all four labs to perform testing to the newly adopted rigorous testing standards required by the State of Oregon. The labs began operating under one name, EVIO Labs. The company continued its growth in other states, through both acquisitions and licensing agreements.

In August 2017, Signal Bay, Inc. changed its name to EVIO, Inc.

In January 2018, the Company acquired C3 Labs, LLC, a cannabis research and development laboratory in Berkeley California. During 2018, we expanded the scope of lab services to include compliance testing, in anticipation of newly adopted rules to serve California’s mandated testing requirements.

In May 2018, the Company formed EVIO Canada, Inc. and acquired a 50% state in Keystone Labs, Inc. located in Edmonton, Alberta. Keystone provides a full array of analytical and microbiological testing services for pharmaceutical, biotechnology, medical device, nutraceutical, and medical cannabis industries.

In September 2018, the company operated or licensed labs in 6 states and Alberta, Canada.

EVIO, Inc.:

Trade Name (dba)	Company Name	Stateof Incorporation	Ownership %	Inception/Acquisition Month

EVIO Labs Bend (dba)	CR Labs, Inc.	Oregon	80%	September 2015[1]

EVIO Labs Eugene	EVIO Labs Eugene, LLC	Oregon	100%	May 2016[1]

EVIO Labs Medford	Smith Scientific Industries, LLC	Oregon	80%	June 2016

EVIO Labs Portland	Greenhaus Analytical Labs, LLC	Oregon	100%	October 2016

EVIO Labs MA	Viridis Analytics LLC	Massachusetts	100%	August 2017

EVIO Labs Berkeley	C3 Labs, LLC	Nevada	90%	January 2018

EVIO Labs Humboldt	EVIO Labs Humboldt, LLC	California	100%	April 2018

Keystone Labs	Keystone Labs, Inc.	Canada	50%	May 2018

____________

1Both CR Labs, Inc. and EVIO Labs Eugene, LLC ceased operations December of 2018. Operations were consolidated into both Portland and Medford facilities.

Licensing Agreements:

EVIO Labs Florida	Kaycha Holdings, LLC	Florida	September 2018

Phytatech	Phytatech CO, LLC	Colorado	August 2018

EVIO Labs Costa Mesa	Gexin Analytical Laboratories, Inc.	California	May 2019

EVIO Business Segments

The Company currently has three principle business segments: (1) Management and Corporate; (2) Consulting Services to the cannabis industry; and (3) Analytical Testing Services to the cannabis industry.

None of the Company’s business segments constitutes the transport, production, distribution, storage, sale or possession of cannabis for non-medical purposes.

1. Management and Corporate

Summary

The Company provides overall management and corporate reporting functions for the entire organization. This includes marketing, human resources, financial management and reporting, investor relations, mergers & acquisitions, and corporate compliance.

Production and Services

EVIO Corporate provides back office services only for internal corporate support.

Competitive Conditions

The Company competes with other cannabis testing labs on a state by state basis. Steep Hill Laboratories is a private company based in Berkeley, CA licenses labs in multiple states, including in California where they are a competitor. Digipath Labs is a known publicly traded cannabis testing lab. It has one location in Nevada. The Company does not currently operate in Nevada. Each of our labs compete with other laboratories in their respective states. We describe these competitive conditions below.

Intangible Properties

The Company maintains the brand “EVIO”, which it uses internally and licenses to certain laboratories. It also has consolidated customer lists and has developed proprietary laboratory information management software.

Employees

As of September 30, 2018, the Division, Management and Corporate has nine employees. These corporate employees include the Chief Executive Officer, Chief Operating Officer, Chief Science Officer, Controller, President, Vice President of Operations, Director of Marketing, Director of Human Resources, and Accountant.

2. Consulting Services

Summary

The Company provides advisory, product formulation, licensing and compliance services to the cannabis industry. Consulting clients are located in states that have state managed medical and/or recreational cannabis programs. The Company assists such clients with license applications, business planning, state compliance, product and process development advice, and ongoing operational support.

Production and Services

Consulting services include assessment of a client’s business or production needs, development of plans, implementation of services which may include response to regulatory applications or requirements, evaluation of processes, identification of alternative solutions, formulations, or processes, recommendations of resources needed, and deliverable reports or prototype products.

Specialized Skill and Knowledge

Business advisory and compliance consulting require specialized skills in the areas of policy and compliance, cannabis industry regulations, and cannabis operations. Cannabis product formulation, custom R&D, and process optimization consulting require additional skills in chemistry and/or chemical engineering, product formulation and product development.

Competitive Conditions

There are many small private cannabis consulting firms and sole proprietor consultants working in the cannabis industry today. Most of our consulting clients come to us as referral business from our testing operations, or as referrals from or repeat business from our consulting clients. Therefore, we rarely encounter direct competition for our consulting services, which we currently provide as a companion or value-added service to our analytical testing services.

Cycles

Compliance application support is cyclical, as most of the merit-based application preparation work is performed in the weeks and months ahead of a state mandated application submission deadline for state cannabis licenses. Product formulation, custom R&D and process optimization work are non-cyclical, although companies that are in their post startup phase are most likely to request our technical consulting services.

Employees

Consulting services depends on the shared resources of corporate and laboratory personnel on an as-needed basis. The Chief Operations Officer, and/or Chief Science Officer lead consulting projects, and recruit qualified personnel from our labs, as well as outside consultants, to perform services on an as-needed basis.

3. Testing Services

Summary

Testing services provides the core of the Company’s operations. The Company provides analytical testing services to the cannabis industry under the EVIO Labs brand. As of September 30, 2018, the Company has seven operating labs, one lab in relocation and two licensees.

EVIO Labs clients are located in Oregon, California, Massachusetts and Edmonton and consists of distributors, growers, processors and dispensaries. Operating under the rule of the appropriate state regulating bodies, EVIO Labs certifies products have been tested and are free from pesticide and other contaminants before resale to patients and consumers. The Company’s deliverable is a certificate of analysis that is provided to both the Company’s client and the state regulators. The Company has hundreds of customers across North America. No single customer comprises more that 15% of total consolidated revenue of the Company.

Production and Services

EVIO Labs tests cannabis to quantify, or detect the presence of, certain compounds including those that might endanger consumer health. At a minimum, we test the compounds required for sale of product by regulation, and in addition, we provide additional testing services. A description of those services is set forth below:

Analytical Testing

EVIO Labs provides product testing for agricultural, medical, and biotechnology companies, currently specializing in analytical services for the emerging legal cannabis industry. EVIO Labs provides a variety of testing services for the cannabis industry including cannabinoid potency testing, terpene analysis, pesticide testing, residual solvent screening, visual inspections, biological contaminant testing, and more. In addition, our laboratories work together to engage in internal research to improve methods and develop additional technical services. The tests we perform include the following:

-	Cannabinoid Potency (detecting the presence of cannabinoids including d9-THC, THCA, CBD, CBDA, CBN, CBC and CBG; this also includes THC:CBD ratio for immature plants. Some labs may also detect additional cannabinoids such as THCV, d8-THC)

-	Terpene Analysis

-	Water Activity and Moisture Content

-	Microbiological Testing

o	Yeast/Mold Enumeration

o	Bacterial Testing (E. coli, Salmonella)

o	Mycotoxins and Aflatoxins

-	Pesticide/Fungicide Screening

-	Residual Solvent Screening

-	Immature Plant Inspection

-	Foreign Matter Inspections

-	Heavy Metals Detection (Lead, Mercury, Arsenic, Cadmium)

Specialized Skill and Knowledge

Our testing labs require the specialized expertise of qualified chemists and micro-biologists at each lab location. All of the Company’s laboratory technicians have undergraduate degrees in science; laboratory analysts have masters’ degrees or equivalent experience; and laboratory directors have post-graduate degrees or prior laboratory experience plus management expertise. Laboratory staff have both scientific knowledge and specialized expertise in performing analytical testing, and specifically testing cannabis and cannabis products. The labs also require specialized personnel in the areas of compliance and quality assurance.

Competitive Conditions

Due to prohibitions on interstate transport of cannabis in the US, cannabis labs compete on a state by state level. In Oregon, there are approximately 20 accredited cannabis test labs, of which we owned four, and consolidated to two. Competitors in Oregon include GreenLeaf Labs, ChemHistory, Juniper Labs, and Pixis Labs. None of the Company’s competitors in Oregon have labs at multiple locations.

In Massachusetts, there are four labs, of which the Company owns one. Competing labs in Massachusetts include MCR Labs and Pro Verde.

In Canada, the Company competes with 33 “licensed dealers” nationwide.

California currently has 25 licensed cannabis laboratories. Current incumbent competitors include: Steep Hill, SC Labs, PharmLabs and CW Analytical. Steep Hill is currently expanding globally through licensing agreements.

In Colorado, there are approximately 15 labs, four of which are key competitors.

Our licensed labs in Florida are the first in the state and face no substantial competition, at this time.

DigiPath in Nevada is the only other publicly traded lab and operates in Las Vegas, Nevada, where we do not compete. DigiPath has stated plans to expand into Northern California.

Our Growth Strategy

Focus on the newly legalized markets in California and Massachusetts. California is projected to be the largest cannabis market in the world. In 2018, California implemented new testing requirements that require all cannabis sold in the recently regulated adult-use dispensaries be tested. This opens a substantial opportunity for EVIO to capture substantial market share of the California market. Massachusetts is also a recent addition to the roster of adult-use states and has created an immediate opportunity to perform testing, especially because of the small number of labs in the state.

Rapidly expand our brand throughout North America and abroad through license agreements. As we have established the EVIO brand and refined our methods and processes, we have an opportunity to aggressively grow our brand by engaging in technology and brand licensing agreements. Such agreements allow us to launch new labs very quickly with the support of strategic partners around the world who wish to open a cannabis testing lab, but need help getting started. Engaging in license agreements allows us to establish a brand presence with reduced operational risk.

Engage in the newly regulated Hemp and CBD markets. With the emergence of CBD products, and a market that is expected to eclipse the cannabis market, we anticipated that the states, and the FDA will require that hemp-derived CBD products undergo testing. EVIO will be well positioned to perform this testing, both now, and after the new expected regulations come out.

Evaluate new domestic and international markets for growth. The cannabis market continues to grow as more US states and many countries implement medical and adult use cannabis programs. EVIO will continue to evaluate new markets.

Establish partnerships with the industry’s leading national brands and organizations. We believe that consolidation within the industry is likely. Therefore, we will focus our efforts on establishing partnerships with the companies and brands that are most likely to emerge as leaders. EVIO’s national footprint should attract the multi-state and multi-national operators that seek consistent testing and a consistent customer experience at any lab they work with.

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

Risks Related To Our Cannabis Related Businesses

Our Cannabis testing business is dependent on state laws pertaining to the cannabis industry. The states where EVIO works have allowed the use of cannabis for medical use, adult use or both. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business.

Cannabis remains illegal under federal law and a change in federal enforcement practices could significantly and negatively affect our business. Despite the rapid development of the cannabis industry, state laws legalizing medicinal and adult cannabis use continue to be in conflict with the Federal Controlled Substances Act, which classifies cannabis as a Schedule-I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that it is the Federal government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use. Our business requires us to be in possession of cannabis, plus we provide services to customers that are engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. As a result of such an action, we may be forced to cease operations at any one or more of our labs. Such an action would have a material negative effect on our business and operations.

Laws and regulations affecting the cannabis and marijuana industries are constantly changing, which could detrimentally affect our business, and we cannot predict the impact that future regulations may have on us. Local, state and federal cannabis laws and regulations are constantly changing, and they are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our service offerings. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our revenues, profitability, and financial condition. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. Any change in law or interpretation could have a material adverse effect on our business, financial condition, and results of operations.

If the federal government were to change its practices or were to expand its resources attacking providers in the cannabis industry, such action could have a materially adverse effect on our operations, our customers, or the sales of our products. It is possible that additional Federal or state legislation could be enacted in the future that would prohibit our customers from selling cannabis, and if such legislation were enacted, such customers may discontinue the use of our services. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liabilities. Insurance that is otherwise readily available, such as workers’ compensation, general liability, and directors and officer’s insurance, is more difficult for us to find, and more expensive, because we are service providers to companies in the cannabis industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

Participants in the cannabis industry have difficulty accessing the service of banks, which makes it difficult for us to operate. As of 2018, banks have the responsibility to assure that the funds they receive from businesses are lawfully attained. Since the use of cannabis remains illegal under Federal law, most banks will not accept for deposit, funds derived from the sale or distribution of cannabis. Consequently, businesses involved in the cannabis industry are at risk of maintaining banking relationships. An inability to open and maintain bank accounts may make it difficult for us and our customers to do business. The inability for some of our clients to maintain a bank account has resulted in our transporting and holding large sums of cash and exposes us to a greater risk of theft.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Our executive mailing address is located at 2340 W. Horizon Ridge Parkway, Suite 120, Henderson NV 89052 and our telephone number is (888) 544-3846 (EVIO). Our locations include:

Bend, OR:	62930 O.B. Riley Rd, Suite 300, Bend, OR 97703	Leased
Medford, OR:	540 E. Vilas Rd, Suite F, Central Point, OR 97502	Leased
Eugene, OR:	1686 Pearl St, Eugene, OR 97401	Leased
Tigard, OR:	14775 SW 74th Ave. Tigard, OR 97224	Owned
Berkeley, CA	1200 Fifth St, Berkeley, CA 94710	Leased
Yuba City, CA:	367 Burns Drive, #9. Yuba City, CA 95991	Leased
Palm Desert, CA	72-895 Fred Waring Drive, Palm Desert, CA 92626	Leased
Costa Mesa, CA:	3505 Cadillac, Unit F1, Costa Mesa, CA 92626	Leased
Framingham, MA:	40 Speen Street, Suite 301 Framingham, MA 01701	Leased
Henderson, NV	2340 W. Horizon Ridge Parkway, Henderson, NV 89052	Leased

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On May 9, 2019, Stephanie Head, a former part-time lab administrator for EVIO Labs Eugene, LLC, filed a wrongful termination lawsuit with the US District Court - District of Oregon, Eugene Division, Case No. 6:19-CV-00681, against EVIO Labs Eugene, LLC, EVIO, Inc. and Lori Glauser. In December, 2017, EVIO Labs Eugene, LLC terminated Stephanie Head because she was not available to work full-time. In February 2018, Ms. Head filed complaint to Oregon Bureau of Labor & Industries ("BOLI") with allegations that she was discriminated against and unlawfully terminated. In October, 2018 BOLI found substantial evidence of unlawful employment on the basis of protected whistle-blowing, but found no substantial evidence of Ms. Head’s seven other allegations of unlawful employment practice. In April, 2019, BOLI notified EVIO Labs Eugene, LLC that BOLI elected not to pursue the charges further and closed the file.

The civil suit re-alleges claims of discrimination and unlawful termination. EVIO has responded to Ms. Head 's reports and intends to vigorously defend its position that termination was both lawful and necessary for the business, and unrelated to her reports to management. EVIO does not expect that the outcome of this case will have a material financial impact on EVIO.

On August 29, 2018, the Company issued FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC (“Creditor”) a Promissory Note in the original principal amount of $220,000.00 (the “Note”). The Company failed to timely pay certain sums under the Note and, as a result of the Breach, on or about August 7, 2019, Creditor filed a Complaint - Breach of Promissory Note in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Since such filing, the Company and Creditor have entered into a Settlement Agreement and Stipulation, pursuant to which the Company has agreed to issue the Creditor 1,000,000 shares of its common stock under 3(a)(10) of the Securities Act of 1933 in settlement for all claims. The settlement is conditioned upon a fairness hear and approval by the court.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock trades over-the-counter and is quoted on the OTC Market’s Pink Marketplace under the symbol “EVIO.” The table below sets forth the high and low bid prices for our common stock as reflected on the OTC Bulletin Board for the last two fiscal years. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were affected.

Common Stock
Fiscal Year 2018	High	Low
First Quarter	$1.47	$0.47
Second Quarter	$2.70	$1.06
Third Quarter	$1.77	$1.04
Fourth Quarter	$1.24	$0.66

Common Stock
Fiscal Year 2017	High	Low
First Quarter	$5.45	$1.21
Second Quarter	$3.20	$1.45
Third Quarter	$2.55	$1.19
Fourth Quarter	$2.19	$0.74

Holders of Common Equity

As of August 10, 2019, there were approximately 56 holders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of August 10, 2019, there were 27,679,339 shares of common stock issued and outstanding.

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

Transfer Agent

Pacific Stock Transfer is the transfer agent for our common stock with its business address at 6725 Via Austi Pkwy, Suite 300 Las Vegas, NV 89119 and its telephone number is (702) 433-1979.

Dividend Policy

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the development and growth of our business, our Board of Directors has the discretion to declare and pay dividends in the future

Equity Incentive Plan

The company does not have an effective employee incentive plan. 2015 Incentive Plan

Recent Sales of Unregistered Securities

During the year ended September 30, 2018, the company entered into the following transactions.

The Company issued 131,250 common shares valued at $153,788 for services.

The Company issued 2,561,392 common shares for cash proceeds of $2,041,501.

The Company issued 478,500 common shares valued at $831,133 under its employee equity incentive plan.

The Company issued 37,500 common shares for the settlement of $18,750 of accounts payable.

The Company issued 324,000 common shares for the settlement of $162,000 of notes payable.

The Company issued 4,918,580 common shares for the conversion of $2,805,008 of outstanding principal on convertible notes payable.

The Company issued 210,553 for the conversion of $114,792 of convertible accrued interest.

The Company issued 548,780 common shares for the settlement of non-convertible debt totaling $450,000.

The Company issued 2,309,997 common shares for the settlement of $1,386,000 debenture conversions.

The Company issued 700,000 common shares for the conversion of Preferred Series D stock.

All above securities issued were offered and issued in reliance upon the exemption from registration pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Regulation S promulgated thereunder.

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

Historically, it has mostly relied upon private offerings and internally generated funds such as shareholder loans and advances to finance its operations and growth. Management may raise additional capital by retaining net earnings or through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

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

Revenue Recognition:

The Company recognizes revenue from the sale of services in accordance with ASC 606. Revenue is recognized only when the transfer of the promised goods or services to the customer has occurred, and recognized in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods and services.

Stock Based Compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), the Company measures the cost of stock-based compensation arrangements based on the grant-date fair value and recognizes the cost in the financial statements over the period during which employees are required to provide services. Stock-based compensation arrangements may include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans.

The Company utilizes the Monte Carlo simulation model, which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the expected volatility of the Company’s stock price over a period equal to or greater than the expected life of the options.

Equity instruments issued to non-employees are recorded on the basis of the fair value of the instruments, as required by ASC 718. ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505.

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

RESULTS OF OPERATIONS

Revenues

				Percentage of Revenue
	2018	2017	Change	2018	2017
Testing services	$3,188,693	$2,696,227	$492,466	95%	89%
Consulting services	176,832	324,803	(147,971)	5%	11%
Total revenue	3,365,525	3,021,030	344,495	100%	100%

Cost of revenue
Testing services	$3,125,171	$2,282,164	$843,007	93%	76%
Consulting services	190,125	70,505	119,620	6%	2%
Depreciation	521,992	103,854	418,138	16%	3%
Total cost of revenue	3,837,288	2,456,523	1,380,765	114%	81%

Gross Profit	$(471,763)	$564,507	$(1,036,270)	-14%	19%

Revenues for the year ended September 30, 2018 were $3,365,525 compared to $3,021,030 for the year ended September 30, 2017. The increase in revenues during the year ended September 30, 2018 is primarily the result of acquisitions completed during the year. Excluding acquisitions, the 2018 “same lab” revenues dropped slightly from 2017. Increased competition and customer attrition were the major factors in the revenue decrease. Cost of revenues for the year ended September 30, 2018 were $3,837,288 compared to $2,456,523 for the year ended September 30, 2017. The increase in the cost of revenue during the year ended September 30, 2018 is the result of the increased direct costs associated with the acquisitions. Integration costs, additional facilities and purchases of equipment resulted in additional labor, lab supplies, rent, equipment repair and maintenance, and depreciation and amortization.

Gross profit for the year ended September 30, 2018 was $(471,763) compared to $564,507 during the year ended September 30, 2017. Gross profit as a percentage of revenue decreased from 19% during the year ended September 30, 2017 to -14% during the year ended September 30, 2018 primarily due to startup and integration expenses for acquired labs and required relocation of EVIO Labs Massachusetts in May, 2018.

Operating Expenses

				Percentage of Revenue
	2018	2017	Change	2018	2017
Selling, general and administrative	$7,501,788	$2,454,210	$5,047,578	223%	81%
Depreciation and amortization	202,873	181,139	21,734	6%	6%
	$7,704,661	$2,635,349	$5,069,312	229%	87%

Total operating expenses during the year ended September 30, 2018 were $7,704,661 compared to $2,635,349 during the year ended September 30, 2017. The increased costs can be attributed to the acquisitions, including additional labor, rents, bank and professional fees. Additionally, stock option expense accounted for 40% of the total cost increase of $5,069,312.

Other Expenses

				Percentage of Revenue
	2018	2017	Change	2018	2017
Interest expense	$4,870,103	$1,011,150	$3,858,953	145%	33%
Other Income	(7,246)	-	(7,246)	0%	1%
Loss on settlement of debt	56,093	22,170	33,923	2%	1%
Impairment loss	1,396,319	200,000	1,196,319	41%	7%
Loss on change in fair market value of derivative liabilities	(2,555,350)	285,887	(2,841,237)	-76%	9%
	$3,759,919	$1,519,207	$2,240,712	112%	50%

Total other expenses were 3,759,919 during the year ended September 30, 2018 compared to $1,519,207 during the year ended September 30, 2017. Interest expense increased by $3,858,953, of which 90% is attributable to the amortization of debt discounts. The impairment loss relates to the consolidation of the EVIO Eugene and EVIO Bend labs into the EVIO Portland operations, and the EVIO, CA lab into the EVIO Berkeley operations.

Net Loss

				Percentage of Revenue
	2018	2017	Change	2018	2017
Net loss	$(11,936,343)	$(3,590,049)	$(8,346,295)	-355%	-119%

Net loss during the year ended September 30, 2018 was $11,936,343 compared to $3,590,049 during the year ended September 30, 2017. The increase in net loss can be attributed to flat revenue growth, in conjunction with increased acquisition integration and startup expenses, labor costs, interest expense, and impairment loss.

Liquidity and Capital Resources

Year Ended September 30, 2018

The Company had cash on hand of $81,736 as of September 30, 2018, current assets of $608,670 and current liabilities of $6,506,787 creating a working capital deficit of $5,898,117. Current assets consisted of cash totaling $81,736, accounts receivable net of allowances totaling $234,178, prepaid expenses totaling $45,940, other current assets of $146,816 and current portion of a note receivable of $100,000. Current liabilities consisted of accounts payable and accrued liabilities of $1,546,617, client deposits of $363,211, convertible notes payable net of discounts of $1,678,265, current capital lease obligations of $677,030, interest payable of $416,459, derivative liabilities of $1,181,278, and current portion of notes payable net of discounts of $643,927.

During the year ended September 30, 2018, the Company used $4,377,645 of cash in operating activities which consisted of a net loss of $11,936,343, non-cash losses of $7,068,697 and changes in working capital of $490,001.

Net cash used in investing activities total $4,221,339 during the year ended September 30, 2018. The Company paid $1,395,450 for the purchase of equipment and $2,825,889 for the acquisition of subsidiaries.

During the year ended September 30, 2018, the Company generated cash of $8,734,738 from financing activities. The Company repaid $199,568 of capital lease obligations; received $6,136,120 of cash from the issuance of convertible debenture, $2,000 from the exercise of common stock warrants; $2,041,501 from the sale of common stock; $2,163,750 in cash from convertible notes payable, net of original issue discounts and fees, repaid loans payable $1,114,331, repaid related party notes payable $499,800, and $155,066 proceeds from related party advances.

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

Dividends

The Company did not declare any dividends during the years ended September 30, 2018 or 2017.

Employees

As of September 30, 2018 EVIO, Inc. had 57 full time employees and 1 part time employee compared to 35 full time and 6 part-time employees in 2017, a 51% increase in staff. In addition, EVIO Labs licensees employed 23 people, compared to 11 people in 2017.

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

Off-balance sheet arrangements

On March 31, 2017, the Company entered into a long-term operating lease requiring monthly payments of $10,275 for a period of 48 months terminating on March 31, 2021.

We have no other significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance (ASU 2016-02) that affects the accounting and disclosure requirements for leases. The FASB requires the recognition of all leases that are longer than one year onto the balance sheet, which will result in the recognition of a right of use asset and a corresponding lease liability. The right of use asset and lease liability will be measured initially using the present value of remaining rental payments. In July 2018, the FASB issued additional guidance on leases which allows and entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. The guidance is effective for annual and interim periods beginning after December 15, 2015. We plan on adopting the lease standard in the second quarter of fiscal 2019 with a cumulative-effect adjustment to opening retained earnings in the period of adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a smaller reporting company, as defined by Rule 229.10(f)(1), is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EVIO, INC.

FORM 10-K

September 30, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Evio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Evio, Inc. (the "Company") as of September 30, 2018, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

August 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

EVIO, Inc.

We have audited the accompanying consolidated balance sheet of EVIO, Inc. and subsidiaries (“the Company”) as of September 30, 2017, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

January 17, 2018

EVIO, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2018	2017
ASSETS

Current assets
Cash	$81,736	$121,013
Accounts receivable, net of allowance of $414,475 and $74,782	234,178	229,564
Prepaid expenses	45,940	169,557
Other current assets	146,816	7,438
Note receivable, current portion	100,000	100,000
Total current assets	608,670	627,572

Capital Assets, net of accumulated depreciation of $123,854 and $19,139, respectively	411,241	49,761
Assets Not In Service	455,540	-
Land	212,550	-
Property and equipment, net of accumulated depreciation of $520,437 and $194,308, respectively	3,525,772	497,312
Security deposits	159,632	92,892
Note receivable, net of current portion	1,200,000	1,200,000
Prepaid expenses, net of current portion	63,582	-
Intangible assets, net of accumulated amortization, net of accumulated amortization of $318,816 and $189,475	1,680,569	592,260
Goodwill	6,037,404	2,958,137

Total assets	$14,354,960	$6,017,934

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,546,617	$773,053
Client deposits	363,211	119,281
Deferred revenue	-	40,800
Interest payable	416,459	133,697
Capital lease obligation, current	677,030	37,990
Derivative liability	1,181,278	294,637
Convertible notes payable, net of discounts of $753,557 and $208,680, respectively	1,678,265	1,212,720
Loans payable, current, net of discounts of $119,000 and $127,662, respectively	643,927	1,503,545
Loans payable, related party, current	-	312,855
Total current liabilities	6,506,787	4,428,578

Convertible debentures payable, net of discounts of $4,043,836 and $0, respectively	1,153,164	-
Capital lease obligation, net of current portion	148,433	52,777
Loans payable, net of current portion	1,193,781	59,832
Convertible loans payable, related party, net of current portion, net of discounts of $23,737 and $0, respectively	61,263	-
Loans payable, related party, net of current portion, net of discounts of $51,971 and $42,044, respectively	1,348,793	1,251,306
Total liabilities	10,412,221	5,792,493

Stockholders' equity
Series B Convertible Preferred Stock, Par Value $0.0001; 5,000,000 authorized; 5,000,000 shares issued and outstanding at September 30, 2018 and 2017, respectively	500	500
Series C Convertible Preferred Stock, Par Value $0.0001; 500,000 authorized; 500,000 shares issued and outstanding at September 30, 2018 and 2017, respectively	50	50
Series D Convertible Preferred Stock, Par Value $0.0001; 1,000,000 authorized; 552,500 and 832,500 shares issued and outstanding at September 30, 2018 and 2017, respectively	55	83
Common Stock, Par Value $0.0001, 1,000,000,000 authorized; 23,255,411 and 10,732,922 issued and outstanding at September 30, 2018 and 2017, respectively	2,326	1,073
Additional Paid In Capital	21,495,621	7,657,982
Other Comprehensive Income	(263,985)	-
Accumulated Deficit	(19,226,462)	(7,592,371)
Total stockholders' equity	2,008,105	67,317
Non-controlling interest	1,934,634	158,124
Total equity	3,942,739	225,441

Total liabilities and stockholders' equity	$14,354,960	$6,017,934

The accompanying notes are an integral part of these consolidated financial statements.

EVIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2018	2017
Revenues
Testing services	$3,188,693	$2,696,227
Consulting services	176,832	324,803
Total revenue	3,365,525	3,021,030

Cost of revenue
Testing services	3,125,171	2,282,164
Consulting services	190,125	70,505
Depreciation and amortization	521,992	103,854
Total cost of revenue	3,837,288	2,456,523

Gross margin	(471,763)	564,507

Operating expenses
Selling, general and administrative	7,501,788	2,454,210
Depreciation and amortization	202,873	181,139
Total operating expenses	7,704,661	2,635,349

Loss from operations	(8,176,424)	(2,070,842)

Other income (expense)
Interest expense, net of interest income	(4,870,103)	(1,011,150)
Other income	7,246	-
Loss on settlement of debt and account payable	(56,093)	(22,170)
Impairment loss	(1,396,319)	(200,000)
Gain (loss) on change in fair market value of derivative liabilities	2,555,350	(285,887)
Total other income (expense)	(3,759,919)	(1,519,207)

Net loss	$(11,936,343)	$(3,590,049)
Gain (loss) attributable to non-controlling interest	(302,252)	(29,855)
Net loss attributable to EVIO, Inc.	$(11,634,091)	$(3,560,194)

Basic and diluted loss per common share	$(0.72)	$(0.37)

Weighted average common shares outstanding	16,548,473	9,628,206

The accompanying notes are an integral part of these consolidated financial statements.

F-4

EVIO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended September 30,
	2018	2017
Net loss	$(11,634,091)	$(3,560,194)

Other comprehensive income
Foreign currency translation adjustment	(263,985)	-
Total other comprehensive income	(263,985)	-

Comprehensive loss	$(11,898,076)	$(3,560,194)

The accompanying notes are an integral part of these consolidated financial statements.

EVIO, INC.

(FORMERLY SIGNAL BAY, INC.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid In	Non-controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance, September 30, 2016	1,840,000	184	5,000,000	500	500,000	50	48,000	5	8,500,643	850	3,435,608	187,979	(4,032,177.00)	(407,001)

Conversion of series A preferred stock to common stock	(1,840,000)	(184)	-	-	-	-	-	-	438,753	44	140	-	-	-
Series D preferred stock issued for acquisition	-	-	-	-	-	-	670,000	67	-	-	669,933	-	-	670,000
Series D preferred stock issued for cash	-	-	-	-	-	-	114,500	11	-	-	114,489	-	-	114,500
Common stock issued for cash	-	-	-	-	-	-	-	-	112,000	11	111,989	-	-	112,000
Common stock issued under employee equity incentive plan	-	-	-	-	-	-	-	-	93,691	10	211,061	-	-	211,071
Common stock issued for the conversion of notes payable	-	-	-	-	-	-	-	-	1,142,892	114	764,936	-	-	765,050
Common stock issued for the conversion of interest payable	-	-	-	-	-	-	-	-	53,304	5	30,970	-	-	30,975
Common stock issued for services	-	-	-	-	-	-	-	-	333,949	33	537,482	-	-	537,515
Common stock options issued under employee equity incentive plan	-	-	-	-	-	-	-	-	-	-	118,577	-	-	118,577
Common stock issued for settlement of account payable	-	-	-	-	-	-	-	-	10,000	1	11,399	-	-	11,400
Common shares issued for settlement of note payable	-	-	-	-	-	-	-	-	40,935	4	46,662	-	-	46,666
Common shares issued for settlement	-	-	-	-	-	-	-	-	5,000	1	7,650	-	-	7,651
Common stock issued for rounded shares from reverse stock split	-	-	-	-	-	-	-	-	1,755	-	-	-	-
Reclassification of derivative liability to additional paid in capital	-	-	-	-	-	-	-	-	-	-	1,597,086	-	-	1,597,086

Net loss, year ended September 30, 2017	-	-	-	-	-	-	-	-	-	-	-	(29,855)	(3,560,194.00)	(3,590,049)
Balance, September 30, 2017	-	$-	5,000,000	$500	500,000	$50	832,500	$83	10,732,922	$1,073	$7,657,982	$158,124	$(7,592,371.00)	$225,441

Common stock issued under employee equity incentive plan									478,500	48	2,532,000			2,532,048
Common stock issued for warrant exercise									13,333	1	1,999			2,000
Common stock issued for the conversion of notes payable									4,790,693	480	2,755,019			2,755,499
Common stock issued for the conversion of debentures									2,309,997	231	1,385,769			1,386,000
Common stock issued for the conversion of notes payable, related party									125,000	13	62,488			62,501
Common stock issued for services									301,250	30	278,758			278,788
Series D preferred stock converted to common stock							(280,000)	(28)	700,000	70	(42)			-
Common stock issued for settlement of account payable									37,500	4	18,746			18,750
Common stock issued for the conversion of interest payable									210,553	21	114,771			114,792
Common stock issued for cash									2,561,392	256	2,041,246			2,041,502
Common shares issued for note settlement									324,000	32	161,968			162,000
Common stock issued Debt Issue Costs									670,271	67	1,414,840			1,414,907
Beneficial Conversion Feature of Notes Payable										-	727,965			727,965
Reclassification of derivative liability to additional paid in capital										-	2,342,112			2,342,112
Net loss, year ended September 30, 2018												1,776,510	(11,634,091)	(10,121,566)
Balance, September 30, 2018	-	$-	5,000,000	$500	500,000	$50	552,500	$55	23,255,411	$2,326	$21,495,621	$1,934,634	$(19,226,462)	$3,942,739

EVIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(11,936,343)	$(3,590,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,810,836	668,163
Loss on settlement of debt	52,343	15,964
Loss on settlement of account payable	-	6,206
Note payable entered into for services	-	51,650
Common stock issued for settlement	-	7,651
Depreciation and amortization expense	724,865	284,993
Amortization of debt discount	4,359,074	856,907
(Gain) loss on derivative liability	(2,555,350)	285,887
Reduction of security deposit for rent expense	-	2,095
Allowance for doubtful accounts	309,116	74,783
Impairment of Goodwill and Intangible Assets	1,367,813	200,000

Changes in operating assets and liabilities:
Accounts receivable	(252,771)	(207,321)
Prepaid expenses	64,871	29,743
Other current asset	(245,885)	33,162
Security deposits	112,892	(87,811)
Accounts payable and accrued liabilities	387,204	505,256
Interest payable	399,710	137,475
Deferred revenue	(40,800)	40,800
Customer deposits	64,780	96,781
Net cash used in operating activities	(4,377,645)	(587,665)

Cash flows from investing activities
Note Receivable	-	(300,000)
Net cash paid in acquisitions of subsidiaries	(2,825,889)	(505,016)
Purchase of equipment	(1,395,450)	(253,046)
Net cash used in investing activities	(4,221,339)	(1,058,062)

Cash flows from financing activities
Repayments of capital leases	(199,568)	(14,353)
Proceeds from issuance of convertible debenture	6,136,120	-
Proceeds from exercise of common stock warrants	2,000	-
Proceeds from issuance of common stock	2,041,501	112,000
Proceeds from the issuance of series D preferred stock	-	114,500
Proceeds from convertible notes, net of original issue discounts and fees	2,163,750	1,640,000
Proceeds from loans payable	-	100,000
Payment on loan payable	(1,114,331)	(50,800)
Proceeds from related party advances	155,066	80,100
Payments on notes payable - related party	(449,800)	(272,193)
Net cash provided by financing activities	8,734,738	1,709,254

Effect of foreign currency translation adjustment	(175,031)	-

Net cash increase for period	(39,277)	63,527
Cash balance, beginning of period	121,013	57,486
Cash balance, end of period	$81,736	$121,013

Supplemental disclosure of cash flow information:
Cash paid for interest	$230,424	$16,193
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and accrued interest into common stock	$4,256,291	$796,025
Reclassification of derivative liability to additional paid in capital	$2,342,112	$1,597,086
Settlement of account payable for common stock	$18,750	$10,000
Common stock issued for settlement of note payable	$162,000	$46,666
Common stock issued for settlement of related party note payable	$62,500	$-
Conversion of Series D Preferred stock to common stock	$70	$-
Debt discount recorded on convertible notes and debentures payable upon initial measurement of derivative liability	$6,318,324	$830,590
Debt discounts recorded for original issue discounts on convertible debentures	$599,052	$-
Vehicles financed through notes payable	$-	$75,165
Equipment financed through capital leases	$466,195	$105,120
Conversion of Series A Preferred stock to common stock	$-	$184
Acquisition of C3 Labs through issuance of note payable and convertible note payable	$600,000	$-
Note receivable acquired in exchange for note payable	$-	$1,000,000
Acquisition of Greenstyle Consulting assets through issuance of preferred shares, cash and note payable		283,225
Acquisition of GreenHaus through issuance of preferred shares and note payable		744,723
Note payable issued for acquisition of Viridis Analytics, MA		500,000

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF ACTIVITIES

EVIO, Inc., a Colorado corporation and its subsidiaries provide analytical testing and advisory services to the emerging legalized cannabis industry. EVIO, Inc. was originally incorporated in the State of New York, December 12, 1977 under the name 3171 Holding Corporation. On February 22, 1979, the name was changed to Electronomic Industries Corp. and on February 23, 1983 the name was changed to Quantech Electronics Corp. The Company was reincorporated in the State of Colorado on December 15, 2003. On August 29, 2014, the Company completed a reverse merger with Signal Bay Research, Inc., a Nevada Corporation, and assumed its operations. In September 2014, the Company changed its name from Quantech Electronics Corp. to Signal Bay, Inc. then to EVIO, INC. in August 2017. The Company has selected September 30 as its fiscal year end. The Company is domiciled in the State of Colorado, and its corporate headquarters are located in Henderson, Nevada.

As a part of and prior to the consummation of the reverse merger, William Waldrop and Lori Glauser, principals of Signal Bay Research, Inc., purchased 80% of the issued and outstanding common stock from WB Partners. The merger between the Company and Signal Bay Research was finalized and closed contemporaneously with the share purchase. As part of this share purchase, Mr. Waldrop and Ms. Glauser became the officers and directors of the Company. Immediately after the reverse, WB Partners owned less than 5% of the common stock. The company filed a Form 10-12G on November 25, 2014 and was determined to be a shell company by the SEC as per the Form 10-12G/A which went effective on January 24, 2015. On January 29, 2015, the company filed an 8-K stating it entered into a material agreement and was no longer a shell company.

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

On October 26, 2016, the Company entered into an Asset Purchase Agreement with Green Style Consulting, LLC which was closed on November 1, 2016.

The Company entered into an Membership Interest Purchase Agreement with Viridis Analytics MA, LLC which was closed on August 1, 2017.

On December 29, 2017, the Company entered into a Membership Purchase Agreement to purchase 60% of the outstanding shares of C3 Labs, LLC which closed On January 1, 2018.

On April 29, 2018, the Company entered into an Asset Purchase Agreement with Leaf Detective, LLC which was closed on the same date.

On May 2, 2018, the Company entered into a Stock Purchase Agreement with Keystone, Labs, Inc. to purchase 50% of the outstanding shares of Keystone Labs which was closed on the same date.

On June 27, 2018, Greenhaus Analytical Labs LLC, a wholly-owned subsidiary of EVIO, Inc. entered into a Purchase and Sale Agreement with Michael G. Myers for the property located at 14775 SW 74th Ave., Tigard, OR 97224.

On June 27, 2018, Greenhaus Analytical Labs, LLC, a wholly-owned subsidiary of EVIO, Inc., entered into an Asset Purchase Agreement with MRX Labs LLC which closed on July 5, 2018.

EVIO, INC.

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

Cash and Cash Equivalents

All cash is maintained with major financial institutions. Deposits may exceed the amount of insurance provided on such deposits. For the purposes of the cash flows, the Company considers all short-term debt securities purchased with original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2018 or 2017.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at their original invoice amounts. We regularly review collectability and establish an allowance for uncollectible amounts as necessary based on our experience with historical collectability. Management recognized an allowance for uncollectible amounts, of $414,475 and $74,782 for 2018 and 2017, respectively.

Notes Receivable

The Company accounts investments for notes receivable in accordance with ASC 320. On September 6, 2017, the Company entered in a note receivable with an unrelated entity for $1,300,000. The note is due on September 6, 2024 and carries interest at a rate of 8% per annum. The note requires minimum principal payments of $100,000 plus accrued interest on each anniversary date with the unpaid principal and interest being due on September 6, 2024. The Company evaluated the collectability of the note receivable as of September 30, 2018 and determined the full balance is collectible and no reserve for write off was recorded. As of September 30, 2018, there was $1,300,000 of principal, or which $100,000 was current and $1,200,000 was long term, and $120,849 of interest due.

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

The Company recognizes an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized on a straight-line basis over their estimated useful lives unless the estimated useful life is determined to be indefinite. The Company’s intangible assets consist of client lists (amortized over five years), assembled workforce (amortized over five years), websites and domain names (amortized over 15 years) and testing licenses (amortized over 5 years).

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company performed its annual fair value assessment at September 30, 2018, on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that the carrying value of its goodwill exceeded its estimated fair value. As such, the Company recorded an impairment charge to its goodwill of $1,396,319.

During the year ended September 30, 2017, the Company did not record any impairment charges related to the carrying amounts of its goodwill or intangible assets.

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

Reclassification

Certain amounts in the 2017 financial statements have been reclassified to conform to the 2018 financial presentation. These reclassifications have no impact on net loss.

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

Revenue Recognition

In 2018 the Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer

•	Step 2: Identify the performance obligations in the contract

•	Step 3: Determine the transaction price

•	Step 4: Allocate the transaction price to the performance obligations in the contract

•	Step 5: Recognize revenue when the company satisfies a performance obligation

In 2017 the Company's policy was that revenues and gains will be recognized in accordance with ASC Topic 605-10-2, "Revenue Recognition." Under ASC Topic 605-10-25, revenue earning activities are recognized upon the sale and delivery of its products and services.

The Company generates revenue from consulting services, licensing agreements and testing of cannabis and cannabis products for both medicinal and recreational consumption.

The Company accounts for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

The Company evaluates the services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. The Company’s services included in its contracts are distinct from one another.

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company determines the transaction price for each contract based on the consideration it expects to receive for the distinct services being provided under the contract.

The Company recognizes revenue as performance obligations are satisfied and the customer obtains control of the goods or services provided. In determining when performance obligations are satisfied, the Company considers factors such as contract terms, payment terms and whether there is an alternative future use of the product or service.

The Company recognizes revenue from testing services upon delivery of its testing results to the client. Customer orders for testing services are generally completed within two weeks of receiving the order.

Consulting engagements may vary in length and scope, but will generally include the review and/or preparation of regulatory filings, business plans and financial models to customers within the same industry. Revenue from consulting services is recognized upon completion of deliverables as outlined in the consulting agreement.

The Company recognizes revenue from right of use license agreements upon transfer of control of the functional intellectual property. In certain licensing agreements, the Company may receive royalty revenues based upon performance metrics which are recognized as earned over time.

The Company generated revenues of $3,365,525 and $3,021,030 during the years ended September 30, 2018 and 2017, respectively and had deferred revenues of $363,211 and $160,081 as of September 30, 2018 and 2017, respectively.

Cost of Revenue Recognition

The Company recognizes all costs incurred that are directly related to revenue generating activities as a cost of revenue. These costs include salaries and payroll taxes associated with lab employees, rent and utilities on lab facilities, repairs and maintenance to facilities and equipment, depreciation of lab equipment and outsourced professional services utilized for consulting engagements. Cost of revenues totaled $3,837,288 and $2,456,523 during the years ended September 30, 2018 and 2017, respectively.

Stock Based Compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), the Company measures the cost of stock-based compensation arrangements based on the grant-date fair value and recognizes the cost in the financial statements over the period during which employees are required to provide services. Stock-based compensation arrangements may include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans.

The Company utilizes the Black-Scholes option pricing model, which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the expected volatility of the Company’s stock price over a period equal to or greater than the expected life of the options.

Equity instruments issued to non-employees are recorded on the basis of the fair value of the instruments, as required by ASC 718. ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505.

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

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capital Leases

The Company accounts for capital leases in accordance with ACS 840-30. During the year ended September 30, 2018, the Company entered into three separate long-term leases for equipment that contain a $1 buyout upon lease termination. The Company determined these were capital leases based on the minimum buy out price and capitalized the net present value of the leases to Capital Assets and Assets Not-In-Service.

During the year ended September 30, 2017, the Company entered into three separate long-term leases for equipment that contain a $1 buyout option upon lease termination. The Company determined these were capital leases based on the minimum buy out price and capitalized the net present value of the leases with totaled $116,800 as Capital Assets.

As of September 30, 2018, there was a total of $916,472 of future payments due through October 2023 of which $34,246 are financing charges leaving a total principal balance of $882,226. Of this amount, $246,855 is current and $669,618 is long term as of September 30, 2018. Future annual payments required under the capital leases through termination are as follows:

Year ended September 30,	Principal	Interest	Total
2019	227,184	19,671	246,855
2020	216,071	12,231	228,302
2021	218,212	2,343	220,556
2022	91,108	-	91,108
2023	91,108	-	91,108
2024	38,544	-	38,544
Total	$882,226	$34,246	$916,472

Concentration of Credit Risk

Instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits, notes receivable and accounts receivable. As of September 30, 2018, the Company did not hold cash at any financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation (“FDIC”) of up to $250,000. As of September 30, 2018 and 2017, the Company had a note receivable totaling $1,300,000 due from a single entity.

As of September 30, 2018, the Company had total accounts receivable, net of allowances, of $234,178. Three separate clients comprised a total of 38% of this balance as follows:

	Balance	Percent of Total
Customer 1	$180,000	28%
Customer 2	32,750	5%
Customer 3	30,000	5%
All others	405,903	62%
Total	648,653	100%
Allowance for doubtful accounts	(414,475)
Net accounts receivable	$234,178

EVIO, INC.

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Building	39 years
Laboratory and Computer Equipment	5 years
Furniture and Fixtures	7 years
Software	3 years
Domains	15 years

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

The Company performed its annual fair value assessment at September 30, 2018, on its subsidiaries with material long-lived asset amounts on their respective balance sheets and determined that no impairment exists.

During the year ended September 30, 2017, the Company recorded an impairment charge of $200,000 related to the carrying amount of its long-lived assets. See Note 6 – Property, Plant and Equipment.

Financial Instruments

The Company has adopted the guidance under ASC Topic 820 for financial instruments measured on a fair value on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

ASC Topic 820 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

•	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

•	Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

•	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally cash, accounts payable, and accrued liabilities. The carrying values of these financial instruments approximate their fair value due to their short maturities. The carrying amount of the Company’s debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair value of free-standing derivative instruments such as warrant and option derivatives are valued using the Monte Carlo simulation model.

The Company’s derivative liabilities were adjusted to fair market value at the end of each reporting period, using Level 3 inputs.

The following table sets forth by level with the fair value hierarchy the Company's financial assets and liabilities measured at fair value on September 30, 2018:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$1,181,278	$1,181,278

The following table sets forth by level with the fair value hierarchy the Company's financial assets and liabilities measured at fair value on September 30, 2017:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$294,637	$294,637

EVIO, INC.

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

Basic Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with Accounting Standards Codification (“ASC”) 260, "Earnings per Share." ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Given the net losses of the Company during the years ended September 30, 2018 and 2017, the effects of convertible equity and debt instruments were anti-dilutive resulting in basic and diluted loss per weighted average common shares outstanding equal. There was a total of 16,548,473 and 10,433,939 common stock equivalents excluded from diluted earnings per share for the years ended September 30, 2018 and 2017.

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance (ASU 2016-02) that affects the accounting and disclosure requirements for leases. The FASB requires the recognition of all leases that are longer than one year onto the balance sheet, which will result in the recognition of a right of use asset and a corresponding lease liability. The right of use asset and lease liability will be measured initially using the present value of remaining rental payments. In July 2018, the FASB issued additional guidance on leases which allows and entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. The guidance is effective for annual and interim periods beginning after December 15, 2015. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The Company plans on adopting the lease standard in the second quarter of fiscal 2019 with a cumulative-effect adjustment to opening retained earnings in the period of adoption.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718) which simplifies certain aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Certain areas of the simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments of the ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In August 2018, the SEC issued Final Rule Release No. 33-10532, Disclosure Update and Simplification. Under the final rule Company’s must now analyze changes in stockholders’ equity in the form of a reconciliation, for the current and comparative year-to-date, with subtotals for each interim period.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

EVIO, INC.

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

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 ACQUISITIONS (CONTINUED)

Completed During the Year Ended September 30, 2018

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

The license and customer list will be amortized over 7 years and non-compete agreement over 5 years

From the date of acquisition on January 1, 2018 to September 30, 2018 C3 Labs generated total revenues of $218,160.

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 ACQUISITIONS (CONTINUED)

Keystone Labs

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

MRX Labs

On July 5, 2018, the Company acquired the assets of MRX Labs for $2,705,000. $750,000. The note carries interest at 8% annually and is due on January 5, 2019. The acquisition included purchase of the property in Tigard, OR valued at $1,150,000 for the land and building, property, plant and equipment valued at $721,000; customer contracts and relationships for $50,750, and goodwill valued at $718,000.

ASSETS ACQUIRED
LAND	$212,550
BUILDING	937,450
PROPERTY PLANT AND EQUIPMENT	721,000
CUSTOMER CONTRACTS/RELATIONSHIPS	65,250
ASSEMBLED WORKFORCE	50,750
GOODWILL	718,000

TOTAL ASSETS ACQUIRED	$2,705,000

LIABILITIES ASSUMED	174,000
NET ASSETS ACQUIRED FROM MRX	$2,531,000

EVIO, INC.

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

EVIO, INC.
UNAUDITED PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2018	2017
Revenues
Testing services	$3,576,919	$3,499,135
Consulting services	176,832	347,044
Total revenue	3,753,751	3,846,179

Cost of revenue
Testing services	3,301,016	3,089,092
Consulting services	190,125	115,387
Depreciation and amortization	529,732	145,203
Total cost of revenue	4,020,873	3,349,681

Gross margin	(267,122)	496,498

Operating expenses
Selling, general and administrative	7,766,313	3,396,397
Depreciation and amortization	202,873	222,714
Total operating expenses	7,969,186	3,619,111

Loss from operations	(8,236,308)	(3,122,614)

Other income (expense)
Interest expense, net of interest income	(4,872,084)	(1,011,259)
Other income	7,246	(22,170)
Loss on settlement of debt and account payable	(56,093)	-
Impairment loss	(1,396,319)	(200,000)
Gain (loss) on change in fair market value of derivative liabilities	2,555,350	(285,887)
Total other income (expense)	(3,761,900)	(1,519,316)

Net loss	$(11,998,208)	$(4,641,930)

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets consist of customer lists, testing licenses, favorable leases and websites. The components of intangible assets as of September 30, 2018 and 2017 consist of:

	2018	2017
Customer list	$865,672	$480,670
License	503,000	256,000
Favorable lease	3,100	3,100
Website	49,690	41,965
Non-Compete	184,563	-
Assembled Workforce	50,750	-
Intellectual Property	342,610	-

Total	1,999,385	781,735
Accumulated amortization	(318,815)	(189,475)
Net value	1,680,570	$592,260

The Company estimates amortization to be recorded on existing intangible assets through the year ended September 30, 2030 to be:

For the years ended September 30,	Amortization
2019	$395,362
2020	363,002
2021	301,716
2022	232,537
2023	194,770
2024	127,163
2025	45,557
2026	2,317
2027	2,317
2028	2,317
2029	2,317
2030	868
Total	$1,670,134

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The Company’s property and equipment consisted of the following as of September 30, 2018 and 2017:

	2018	2017
Assets Not-In-Service	$455,540	$-
Capital Assets	535,095	68,900
Land	212,550	-
Buildings & Real Estate	937,450	-
Furniture and Equipment	189,459	146,870
Laboratory Equipment	2,468,141	370,171
Software	63,913	58,333
Leasehold Improvements	303,331	41,081
Vehicles	83,915	75,165
Total	5,249,394	760,520
Accumulated depreciation	(644,291)	(213,447)
Net value	$4,605,103	$547,073

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company capitalized a total of $535,095 of equipment purchased through capital leases as disclosed in Note 2 – Summary of Significant Accounting Policies and recorded depreciation expense of $104,715 and $19,139 on that equipment during the years ended September 30, 2018 and 2017, respectively.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

During the years ended September 30, 2018 and 2017 the Company made repayments to its Chief Operating Officer, on an outstanding loan from officer totaling $84,205 and $7,500 respectively. There was $0 and $84,205 due as of September 30, 2018 and 2017, respectively, and is included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties. The loans carry a 0% interest rate and are due on demand.

During the years ended September 30, 2018 and 2017 the Company made repayments to its Chief Executive Officer, on an outstanding loan from officer totaling $4,450 and $75,650, respectively. There was $0 and $4,450 due as of September 30, 2018 and 2017, respectively. The loans carry a 0% interest rate and are due on demand.

During the years ended September 30, 2018 and 2017, the Company incurred total expenses of $24,841 and $42,192, respectively, for management consulting services performed by Newport Commercial Advisors, an entity fully owned and controlled by our Chief Executive Officer. There was not a balance payable to Newport Commercial Advisors as of September 30, 2018 or 2017.

During the years ended September 30, 2018 and 2017 the Company made repayments to Eric Ezrine, a shareholder of CR Labs, on an outstanding note payable totaling $0 and $130, respectively. The loans carry an interest rate of 0% per annum. There was $0 and $130 due as of September 30, 2018 and 2017, respectively. Additionally, the Company entered into a severance agreement with Mr. Ezrine whereby it agreed to make payments totaling $44,500 through August 2018. The Company made repayments of $22,450 during the year ended September 30, 2018. There was $0 and $22,450 due as of September 30, 2018 and 2017, respectively.

During the years ended September 30, 2018 and 2017 the Company made payments to Sara Lausmann, associated with the asset purchase of Oregon Analytical Services, LLC, totaling $97,500 and $47,714, respectively. There was $592,370 and $689,870 of principal due as of September 30, 2018 and 2017, respectively. The note carries interest at a rate of 5% per annum and had accrued interest totaling $79,295 and $47,409 due as of September 30, 2018 and 2017, respectively.

During the years ended September 30, 2018 and 2017 the Company made payments to Anthony Smith, our Chief Science Officer, associated with the purchase of 80% of Smith Scientific Industries, totaling $25,000 and $50,000, respectively. There was $236,000 and $261,000 of principal due as of September 30, 2018 and 2017, respectively. The note carries interest at a rate of 5% per annum and had accrued interest totaling $30,960 and $18,846 due as of September 30, 2018 and 2017, respectively.

During the years ended September 30, 2018 and 2017 the Company made repayments to Henry Grimmett, prior Company Director (retired April 2018), on an outstanding loan from member assumed by the Company, totaling a note payable of Greenhaus Analytical Services, LLC, totaling $52,000 and $25,000, respectively. There was $117,412 and $169,412 of principal due as of September 30, 2018 and 2017, respectively. The note bears interest at 0% per annum and requires repayments of $25,000 quarterly.

During the years ended September 30, 2018 and 2017 the Company made payments to Sara Lausmann, prior Founder of Oregon Analytical Services, associated with the asset purchase of Oregon Analytical Services, LLC., totaling $97,500 and $47,714, respectively. There was $592,370 and $689,870 of principal due as of September 30, 2018 and 2017, respectively. The note carries interest at a rate of 5% per annum and had accrued interest totaling $79,295 and $47,409 due as of September 30, 2018 and 2017, respectively.

As discussed in Note 3 - Acquisitions, on October 19, 2016, the Company entered into a $340,000 note payable as part of its acquisition of Greenhaus Analytical Services, LLC. The note carries interest at a rate of 6% per annum and matures on October 16, 2020. There was $340,000 of principal, an unamortized debt discount of $51,971 and $42,044 as of September 30, 2018 and 2017, respectively and $39,905 and $19,506 of accrued interest due as of September 30, 2018 and 2017, respectively.

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 3 – Acquisitions, on November 1, 2016, the Company entered into a $50,000 note payable, that contained a premium of $7,416 based on fair value, to Green Style Consulting, LLC as part of the asset purchase agreement. Green Style Consulting, LLC Managing Member was our General Manager Northern California, who was hired by the Company concurrent to the asset purchase. The note carries interest at a rate of 5% per annum and matured on October 31, 2018. During the years ended September 30, 2018 and 2017, the Company made payments of $24, 328 and $6,090 respectively. There was $19,582 of principal, $315 of unamortized note premium and $965 of accrued interest due as of September 30, 2018. There was $43,910 of principal, $4,028 of unamortized note premium and $5,055 of accrued interest due as of September 30, 2017.

As discussed in Note 3 – Acquisitions, on October 19, 2016, the Company entered into an asset purchase agreement with Green Style Consulting LLC requiring a future share of net profits generated by Green Style Consulting. The fair value of these future net profits were estimated to be $15,809. There have been no monthly net profits to distribute from the time of acquisition to September 30, 2018 and as such no repayments have been made. There was $15,809 accrued and included in accounts payable and accrued liabilities for future payments related to this earn out as of September 30, 2018.

During the years ended September 30, 2018 and 2017 the Company made repayments to our Chief Science Officer on an outstanding loan from officer totaling $9,200 and $7,000 respectively. The loans are non-interest bearing, due on demand and as such are included in current liabilities. There was $0 and $9,200 due as of September 30, 2018 and 2017, respectively.

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

The Company has 0 shares of Series A Convertible Stock issued and outstanding as of September 30, 2018 and 2017.

Series B Convertible Preferred Stock

The Company designated 5,000,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) with a par value of $0.0001 per share.

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has 5,000,000 shares of Series B Convertible Stock issued and outstanding as of September 30, 2018 and 2017.

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

There were 500,000 shares of Series C Convertible Stock issued and outstanding as of September 30, 2018 and 2017.

EVIO, INC.

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

There were 552,500 and 832,500 shares of Series D Convertible Stock issued and outstanding as September 30, 2018 and 2017, respectively.

EVIO, INC.

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

During the year ended September 30, 2018, the Company issued 131,250 common shares valued at $153,788 for services; 2,561,392 common shares for cash proceeds of $2,041,501; 478,500 common shares valued at $831,133 under its employee equity incentive plan; 37,500 common shares for the settlement of $18,750 of accounts payable; 324,000 common shares for the settlement of $162,000 of notes payable, 4,918,580 common shares for the conversion of $2,805,008 of outstanding principal on convertible notes payable; 210,553 for the conversion of $114,792 of convertible accrued interest; 548,780 common shares for the settlement of non-convertible debt totaling $450,000; 2,309,997 common shares for the settlement of $1,386,000 debenture conversions, and 700,000 common shares for the conversion of Preferred Series D stock. All conversions of outstanding principal and accrued interest on convertible notes payable were done so at contractual terms.

There were 23,255,411and 10,732,927 shares of common stock issued and outstanding at September 30, 2018 and 2017, respectively.

NOTE 9 – LOANS PAYABLE

The Company had the following loans payable outstanding as of September 30, 2018 and September 30, 2017:

	September 30, 2018	September 30, 2017

On March 16, 2017, the Company executed notes payable for the purchase of three vehicles. The notes carry interest at 6.637% annually and mature on March 31, 2023.	60,477	71,039

On August 1, 2017, the Company entered into a note payable totaling $500,000 for the acquisition of Viridis (see note 3). The note carries interest at 8% annually and is due on July 1, 2018.	-	500,000

On September 6, 2017, the Company entered into a note payable totaling $1,000,000 for the purchase of an outstanding note receivable. The note carries interest at 8% annually and is due on July 6, 2018.	500,000	1,000,000

On August 31, 2017, the Company executed a note payable for $120,000 of which $20,000 was an original issue discount resulting in cash proceeds of $100,000. The note carries interest at 8% annually and is due on March 3, 2018.	-	120,000

On June 28, 2018, the Company executed a note payable for $650,000 for the purchase of the building at 14775 SW 74th Ave, Tigard, OR. The note carries interest at 8% annually and is due on June 28, 2021.	646,231	-

On July 5, 2018, the Company executed a note payable for $750,000 for the asset purchase of MRX Labs (see note 3). The note carries interest at 8% annually and is due on January 5, 2019.	750,000	-
	1,956,708	1,691,039
Less: unamortized original issue discounts	(119,000)	(127,662)
Total loans payable	1,837,708	1,563,377
Less: current portion of loans payable	643,627	1,503,545

Long-term portion of loans payable	$1,193,781	$59,832

As of September 30, 2018 and 2017, the Company accrued interest of $47,767 and $12,625, respectively.

EVIO, INC.

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

The following table summarizes all convertible notes outstanding as of September 30, 2017:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest
Noteholder 1	3/2/2017	3/2/2018	$125,000	$(38,112)	$86,888	$5,671
Noteholder 1	7/14/2017	7/14/2018	275,600	(11,795)	263,805	4,712
Noteholder 1	8/14/2017	8/14/2018	275,600	(13,068)	262,532	2,839
Noteholder 4	3/2/2017	3/2/2018	69,000	(50,009)	18,991	7,187
Noteholder 4	6/5/2017	3/2/2018	125,000	(70,833)	54,167	3,205
Noteholder 4	7/14/2017	7/14/2018	275,600	(11,795)	263,805	4,470
Noteholder 4	8/14/2017	8/14/2018	275,600	(13,068)	262,532	2,597
			$1,421,400	$(208,680)	$1,212,720	$30,681

The following table summarizes all convertible notes outstanding as of September 30, 2018:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest

Noteholder 5	7/2/18	10/1/18	220,000	(220)	219,780
Noteholder 6	7/2/18	10/1/18	220,000	(220)	219,780
Noteholder 7	8/1/18	10/1/18	330,000	(492)	329,508	4,412
Noteholder 4	8/14/18	8/14/19	167,100	(13,591)	153,509
Noteholder 8	8/29/18	2/28/19	222,222	(78,670)	143,552	1,005
Noteholder 9	9/6/18	9/6/19	125,000	(89,921)	35,079	856
Noteholder 10	9/17/18	9/17/19	62,500	(57,381)	5,119	240
Noteholder 6	9/17/18	3/11/19	585,000	(513,062)	71,938
			1,931,822	(753,557)	1,178,265	6,513

Noteholder 1

On May 17, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 18, 2017. The Note was convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company may prepay the note during the first six months it is outstanding. During the year ended September 30, 2017, the noteholder converted all outstanding principal and interest in exchange for a total of 111,573 post-split (11,157,314 pre-split) common shares. There was $0 and $0 of principal and $0 and $0 of accrued interest due at September 30, 2018 and 2017, respectively.

On May 17, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 which was funded on December 13, 2016 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 18, 2017. The Note was convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. During the year ended September 30, 2017, the noteholder converted all outstanding principal and interest in exchange for a total of 71,649 post-split (7,164,852 pre-split) common shares. There was $0 and $0 of principal and $0 and $0 of accrued interest due at September 30, 2018 and 2017, respectively.

On August 26, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on August 26, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. During the year ended September 30, 2017, the noteholder converted all outstanding principal and interest in exchange for a total of 100,874 post-split (10,087,373 pre-split) common shares. There was $0 and $0 of principal and $0 and $0 of accrued interest due at September 30, 2018 and 2017, respectively.

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Noteholder 1 (continued)

On August 26, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 which was funded on January 3, 2017 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on August 26, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. During the year ended September 30, 2017, the noteholder converted all outstanding principal and interest in exchange for a total of 111,033 post-split (11,103,272 pre-split) common shares. There was $0 and $0 of principal and $0 and $0 of accrued interest due at September 30, 2018 and 2017, respectively.

On March 2, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $125,000 resulting in cash proceeds to the Company of $125,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on March 2, 2018. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 65% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. During the year ended September 30, 2018, the noteholder converted all outstanding principal and interest in exchange for a total of 343,019 common shares. There was $0 and $125,000 of principal and $0 and $7,397 of accrued interest due at September 30, 2018 and 2017, respectively.

On March 2, 2017, the Company sold a Convertible Promissory Note to an unrelated party, for the principal amount of $125,000 resulting in cash proceeds to the Company of $125,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith which was funded on June 5, 2017. The Note, together with accrued interest at the annual rate of 8%, is due on March 2, 2018. The Note is convertible into the Company's common stock upon funding at a conversion price equal to 65% of the lowest trade price of the Company's common stock for the fifteen prior trading days including the date of conversion. During the year ended September 30, 2017, the noteholder converted all outstanding principal and interest in exchange for a total of 194,795 common shares. There was $0 and $0 of principal and $0 and $0 of accrued interest due at September 30, 2018 and 2017, respectively.

On July 14, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $275,600 of which $15,600 was an original issue discount and $10,000 was paid directly to third parties resulting in cash proceeds to the Company of $250,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on July 14, 2018. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 75% of the lowest trade price of the Company's common stock for the fifteen prior trading days including the date of conversion. During the year ended September 30, 2018, the noteholder converted all outstanding principal and interest in exchange for a total of 679,812 common shares. There was $0 and $275,000 of principal and $0 and $4,701 of accrued interest due at September 30, 2018 and 2017, respectively.

On August 14, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $275,600 of which $15,600 was an original issue discount and $10,000 was paid directly to third parties resulting in cash proceeds to the Company of $250,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on August 14, 2018. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 75% of the lowest trade price of the Company's common stock for the fifteen prior trading days including the date of conversion. During the year ended September 30, 2018, the noteholder converted all outstanding principal and interest in exchange for a total of 426,467 common shares. There was $0 and $275,000 of principal and $0 and $2,833 of accrued interest due at September 30, 2018 and 2017, respectively.

Noteholder 2

On May 23, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $45,000 resulting in cash proceeds to the Company of $45,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 23, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 72% of the lowest trade price of the Company's common stock for the ten prior trading days including the date of conversion. The Company may prepay the note during the first 90 days it is outstanding for a sum of 115% of the unpaid principal and accrued interest outstanding and within the next 90 days at a rate of 130% of the unpaid principal and accrued interest outstanding. The note may not be prepaid after 180 days from issuance. During the year ended September 30, 2017, the noteholder elected to convert all outstanding principal and interest due in exchange for a total of 33,344 post-split (3,334,387 pre-split) common shares. There was $0 and $0 of principal and $0 and $0 of accrued interest due at September 30, 2018 and 2017, respectively.

Noteholder 3

On March 21, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $27,500 of which $2,500 was an original issue discount resulting in cash proceeds to the Company of $25,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 10%, is due on March 21, 2017. The Note is convertible into the Company's common stock commencing from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty-five prior trading days including the date of conversion. The Company may prepay the note during the first 180 days it is outstanding at a graduated scale of 100% of the principal amount if repaid within 30 days from issuance; 110% of the principal during the next 30 days; 120% of the principal during the next 30 days; 130% of the principal during the next 30 days; 140% of the principal during the next 30 days and 150% of the principal during the next 30 days. The note may not be prepaid after 180 days without the expressed written consent of the noteholder. During the year ended September 30, 2017 the noteholder elected to convert all outstanding principal and interest due in exchange for a total of 98,856 post-split (9,885,621 pre-split) common shares. There was $0 and $0 of principal and $0 and $0 of accrued interest due at September 30, 2018 and 2017, respectively.

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Noteholder 3 (continued)

On May 19, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount resulting in cash proceeds to the Company of $70,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 19, 2017. The Note is convertible into the Company's common stock commencing from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company may prepay the note during the first 180 days it is outstanding at a rate of 115% of the outstanding principal amount during the first 90 days from issuance and 135% of the principal amount during the next 90 days. The note may not be prepaid without the consent of the noteholder after 180 days. During the year ended September 30, 2017, the noteholder elected to convert all outstanding principal and interest due in exchange for a total of 127,357 post-split (12,735,692 pre-split) common shares. There was $0 and $0 of principal and $0 and $0 of accrued interest due at September 30, 2018 and 2017, respectively.

On September 19, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $76,650 of which $6,650 was an original issue discount and $7,000 was paid to a third party on our behalf resulting in cash proceeds to the Company of $63,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 19, 2017. The Note is convertible into the Company's common stock commencing from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company may prepay the note during the first 180 days it is outstanding at a rate of 115% of the outstanding principal amount during the first 90 days from issuance and 135% of the principal amount during the next 90 days. The note may not be prepaid without the consent of the noteholder after 180 days. During year ended September 30, 2017, the noteholder elected to convert all outstanding principal and interest in exchange for 182,553 post-split (18,255,293 pre-split) shares of common stock. There was $0 and $0 of principal and $0 and $0 of accrued interest due at September 30, 2018 and 2017, respectively.

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Noteholder 4

On March 2, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $125,000 resulting in cash proceeds to the Company of $125,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on March 2, 2018. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 65% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. During the year ended September 30, 2018, the holder elected to convert a total of $69,000 of principal in exchange for 238,726 shares of common stock. During the year ended September 30, 2017, the holder elected to convert a total of $56,000 of principal in exchange for 111,538 post-split (11,153,800 pre-split) shares of common stock. There was $0 and $69,000 of principal and $0 and $7,187 of accrued interest due at September 30, 2018 and 2017, respectively.

On March 2, 2017, the Company sold a Convertible Promissory Note to an unrelated party, for the principal amount of $125,000 resulting in cash proceeds to the Company of $125,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith which was funded on June 5, 2017. The Note, together with accrued interest at the annual rate of 8%, is due on March 2, 2018. The Note is convertible into the Company's common stock upon funding at a conversion price equal to 65% of the lowest trade price of the Company's common stock for the fifteen prior trading days including the date of conversion. During the year ended September 30, 2018, the holder elected to convert all outstanding principal and interest due in exchange for 369,791 shares of common stock. There was $0 and $125,000 of principal and $0 and $3,205 of accrued interest due at September 30, 2018 and 2017, respectively.

On July 14, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $275,600 of which $15,600 was an original issue discount and $10,000 was paid directly to third parties resulting in cash proceeds to the Company of $250,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on July 14, 2018. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 75% of the lowest trade price of the Company's common stock for the fifteen prior trading days including the date of conversion. During the year ended September 30, 2018, the holder elected to convert all outstanding principal and interest due in exchange for 580,327 shares of common stock. There was $0 and $275,000 of principal and $0 and $4,701 of accrued interest due at September 30, 2018 and 2017, respectively.

On August 14, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $275,600 of which $15,600 was an original issue discount and $10,000 was paid directly to third parties resulting in cash proceeds to the Company of $250,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on August 14, 2018. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 75% of the lowest trade price of the Company's common stock for the fifteen prior trading days including the date of conversion. During the year ended September 30, 2018, the holder elected to convert $108,400 of principal due in exchange for 251,028 shares of common stock. There was $167,100 and $275,000 of principal and $2,839 and $2,833 of accrued interest due at September 30, 2018 and 2017, respectively.

Noteholder 5

On July 2, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $220,000 of which $20,000 was an original issue discount and $17,000 was paid directly to third parties resulting in cash proceeds to the Company of $183,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on October 1, 2018. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.60 per share. There was $220,000 and $0 of principal and $4,340 and $0 of accrued interest due at September 30, 2018 and 2017, respectively.

Noteholder 6

On July 2, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $220,000 of which $20,000 was an original issue discount resulting in cash proceeds to the Company of $200,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on October 1, 2018. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.60 per share. There was $220,000 and $0 of principal and $4,340 and $0 of accrued interest due at September 30, 2018 and 2017, respectively.

On September 17, 2018, the Company entered into an exchange agreement with an unrelated party for the principal amount $585,000, of which the loan payable to Palliatech, Dated August 1, 2017, outstanding and principal of $549,652 would be assumed by the new note holder, with difference of $35,348 to be treated as an original issue discount. The new convertible note payable carries an interest rate of 0% per annum is convertible into common stock of the Company at the option of the noteholder immediately at 80% of the lowest volume weighted average price of the Company’s common stock in the preceding 20 trading days. There was $585,000 of principal and $0 accrued interest due at September 30, 2018.

Noteholder 7

On August 1, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $330,000 of which $30,000 was an original issue discount resulting in cash proceeds to the Company of $300,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on October 1, 2018. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.60 per share. There was $330,000 and $0 of principal and $0 and $0 of accrued interest due at September 30, 2018 and 2017, respectively.

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 CONVERTIBLE NOTES PAYABLE (CONTINUED)

Noteholder 8

On August 29, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $222,222 of which $22,222 was an original issue discount and $5,500 was paid directly to third parties resulting in cash proceeds to the Company of $194,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 5%, is due on February 28, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.70 per share. There was $222,222 and $0 of principal and $1,005 and $0 of accrued interest due at September 30, 2018 and 2017, respectively. The holder has issued a notice of default on this promissory note.

Noteholder 9

On September 6, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $125,000 of which $15,000 was an original issue discount parties resulting in cash proceeds to the Company of $110,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 10%, is due on September 6, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.50 per share. There was $125,000 and $0 of principal and $856 and $0 of accrued interest due at September 30, 2018 and 2017, respectively.

Noteholder 10

On September 6, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $62,500 of which $6,250 was an original issue discount resulting in cash proceeds to the Company of $56,250 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 10%, is due on September 6, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.50 per share. There was $62,500 and $0 of principal and $240 and $0 of accrued interest due at September 30, 2018 and 2017, respectively.

Noteholder 11

On February 5, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $50,000 pursuant to a settlement agreement entered into on the same date. The Note was retroactively dated to August 23, 2016. The Note, together with accrued interest at the annual rate of 8%, is due on August 23, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of the note at a conversion price equal to 72% of the lowest trade price of the Company's common stock for the ten prior trading days including the date of conversion. The Note was converted in full on April 25, 2017 in exchange for 52,632 post-split (5,263,230 pre-split) common shares. There was $0 of principal and $0 of accrued interest due at September 30, 2017.

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

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

As of September 30, 2018 the Company has amortized $1,226,994 of the total outstanding debt discount leaving an unamortized debt discount of $2,156,261. The remaining debt discount will be amortized to interest expense over the expected life of the note. There was $5,197,000 of principal and accrued interest totaling $234,626 outstanding as of September 30, 2018.

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – DERIVATIVE LIABILITY

As of September 30, 2018 and 2017, Company had a derivative liability balance of $1,181,278 and $294,637 on the balance sheets and recorded a gain of $2,555,350 and a loss of $285,887 from derivative liability fair value adjustments during the year ended September 30, 2018 and 2017. The derivative liability activity comes from convertible notes payable as follows:

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

During the year ended September 30, 2018, the noteholder elected to convert a total of $275,600 of principal. At September 30, 2018, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $64,148 gain from change in fair value and $355,574 due to conversion for the year ended September 30, 2018. The fair value of the embedded derivatives for the notes was determined using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 128%, (2) risk-free interest rate of 1.84%, and (3) expected life of 0.22 of a year.

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

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 DERIVATIVE LIABILITY (CONTINUED)

During the year ended September 30, 2018, the noteholder elected to convert a total of $275,600 of principal. At September 30, 2018, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $8,276 gain from change in fair value and $411,520 due to conversion for the year ended September 30, 2018. The fair value of the embedded derivatives for the notes was determined using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 128%, (2) risk-free interest rate of 1.85%, and (3) expected life of 0.07 of a year.

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

During the year ended September 30, 2018, the noteholder elected to convert a total of $275,600 of principal. At September 30, 2018, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $13,917 gain from change in fair value and $316,361 due to the conversion for the year ended September 30, 2018. The fair value of the embedded derivatives for the notes was determined using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 128%, (2) risk-free interest rate of 1.81%, and (3) expected life of 0.50 of a year.

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

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 DERIVATIVE LIABILITY (CONTINUED)

During the year ended September 30, 2018, the noteholder elected to convert a total of $275,600 of principal. At September 30, 2018, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $177,523 loss from change in fair value and $446,879 due to the conversion for the year ended September 30, 2018. The fair value of the embedded derivatives for the notes was determined using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 129%, (2) risk-free interest rate of 1.88%, and (3) expected life of 0.29 of a year.

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

At September 30, 2018, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $29,217 and recorded a $173 loss from the change in fair value for the year ended September 30, 2018. The fair value of the embedded derivatives for the notes was determined using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 128%, (2) risk-free interest rate of 2.55%, and (3) expected life of 2.3 years.

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

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 DERIVATIVE LIABILITY (CONTINUED)

During the year ended September 30, 2018, the noteholder elected to convert a total of $275,600 of principal. At September 30, 2018, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a change of $404,548 due to the conversion for the year ended September 30, 2018. The fair value of the embedded derivatives for the notes was determined using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 129%, (2) risk-free interest rate of 1.86%, and (3) expected life of 0.28 of a year.

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

At September 30, 2018, the Company marked-to-market the fair value of the derivative liabilities related to warrants and determined an aggregate fair value of $1,181,278 and recorded a $3,452,233 gain from change in fair value and $12,251 change due to warrant exercises for the year ended September 30, 2018. The fair value of the embedded derivatives for the notes was determined using a Black-Scholes option pricing model based on the following assumptions: (1) expected volatility of 119% - 122%, (2) risk-free interest rate of 2.81%, (3) exercise prices of $0.60 - $0.80, and (4) expected lives of 1.34 – 1.44 of a year.

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2018:

Fair Value of Embedded Derivative Liabilities:
Balance, September 30, 2017	$294,637
Initial measurement of derivative liabilities	6,549,289
Change in fair market value	(3,320,536)
Write off due to conversion	(2,342,112)
Balance, September 30, 2018	$1,181,278

The following table summarizes the gain (loss) on derivative liability included in the income statement for the years ended September 30, 2018 and 2017, respectively.

	Year Ended September 30,
	2018	2017
Day one loss due to derivatives on convertible debt	$(765,114)	$(481,794)
Change in fair value of derivatives	3,320,464	195,907
Total derivative gain (loss)	$2,555,350	$(285,887)

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended September 30, 2018 and 2017 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	September 30,	September 30,
	2018	2017
Income tax provision at the federal statutory rate	35.0%	35.0%
Effect on operating losses	-35.0%	-35.0%

	September 30,	September 30,
Net deferred tax assets consisted of the following:	2018	2017
Net operating loss carryforward	$4,071,932	$1,076,144
Valuation allowance	(4,071,932)	(1,076,144)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows.

	September 30,	September 30,
	2018	2017

Computed federal income tax expense at statutory rate is as follows.	$(4,071,932)	$(1,256,517)
Depreciation and amortization	253,703	99,748
Deferred revenue	127,124	14,280
Common stock issued for services	136,671	225,598
Common stock issued under employee incentive plan	251,791	58,102
Stock option expense	595,304	41,502
Amortization of debt discounts	1,519,967	299,917
Default penalties on convertible notes payable	-	-
Change in derivative liability	254,788	100,060
Change in valuation allowance	932,585	417,310
Income tax expense	$-	$-

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INDUSTRY SEGMENTS

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

Testing Services

The Company provides analytical testing services to the cannabis industry under the EVIO Labs brand. As of September 30, 2018, EVIO Labs has operating labs located in Oregon, California and Massachusetts. Clients consist of growers, processors, dispensaries and individuals. Operating under the rules of the appropriate state regulating body, EVIO Labs certifies products have been tested and are free from pesticides and other containments before resale to patients and consumers.

Year ended September 30, 2018	Corporate	Consulting Services	Testing Services	Total Consolidated
Revenue	$-	$176,832	$3,188,693	$3,365,525
Segment income (loss) from operations	(3,802,702)	(1,835,901)	(2,537,821)	(8,176,424)
Total assets	(16,650)	1,534,823	12,836,787	14,354,960
Capital expenditures	-	-	(4,246,770)	(4,246,770)
Depreciation and amortization	-	-	724,865	724,865

Year ended September 30, 2017	Corporate	Consulting Services	Testing Services	Total Consolidated
Revenue	$-	$324,803	$2,696,227	$3,021,030
Segment income (loss) from operations	(1,027,737)	(344,833)	(698,271)	(2,070,842)
Total assets	26,842	1,534,823	4,456,269	6,017,934
Capital expenditures	-	(1,038)	(252,008)	(253,046)
Depreciation and amortization	-	23,895	261,097	284,993

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – COMMITTMENTS AND CONTINGENCIES

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

During the year ended September 30, 2017, the Company purchased a software license for $200,000 in cash. The Company relied on the representation of the seller regarding the assignability of the license. However, independent verification of the assignability was not obtained. As a result, the Company recognized a $200,000 impairment loss on the write off of the asset. There have been no additional amounts accrued for potential losses related to the assignability of the license. There was no change in the impairment for the year ended September 30, 2018.

The Company has entered into various office and laboratory leases as well as a long-term operating lease. Future minimum rental payments under the terms of the lease are:

Year ending September 30,
2019	955,679
2020	974,675
2021	730,840
2022	567,380
2023	315,629
Total	$3,544,213

NOTE 15 – REVENUE CONCENTRATION

The Company generated revenues of $3,365,525 and $3,021,030 for the years ended September 30, 2018 and 2017, respectively. The Company did not have any customer that represented greater than 10% of revenues during the years ended September 30, 2018 or 2017.

NOTE 16 – STOCK OPTIONS AND WARRANTS

The following tables summarizes all stock option and warrant activity for the year ended September 30, 2018 and 2017:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2016	315,000	$0.449
Granted	380,000	1.295
Exercised	-	-
Forfeited	(40,000)	1.075
Expired	-	-
Outstanding, September 30, 2017	655,000	$0.902

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2017	655,000	$0.902
Granted	4,073,000	0.767
Exercised	-	-
Forfeited	(90,000)	0.878
Expired	-	-
Outstanding, September 30, 2018	4,638,050	$0.784

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table discloses information regarding outstanding and exercisable options and warrants at September 30, 2018:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.400	110,000	$0.400	2.88	110,000	$0.400
$0.500	165,000	$0.500	2.95	162,500	$0.500
$0.600	597,300	$0.600	1.33	597,300	$0.600
$0.650	145,000	$0.650	4.07	36,250	$0.650
$0.800	3,195,750	$0.800	2.74	2,808,250	$0.800
$0.850	100,000	$0.850	4.55	-	$0.850
$1.050	25,000	$1.050	5.04	-	$1.050
$1.260	220,000	$1.260	3.75	110,000	$1.260
$1.300	10,000	$1.300	3.05	7,500	$1.300
$1.386	60,000	$1.386	3.75	30,000	$1.386
$1.666	10,000	$1.666	3.84	5,000	$1.666
Total	4,638,050	$0.784	3.322	3,866,800	$0.763

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

September 30, 2018
Expected term of options granted	5 years
Expected volatility	14.63%
Risk-free interest rate	2.94%
Expected dividend yield	0%

The following table discloses information regarding outstanding and exercisable options and warrants at September 30, 2017:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.400	150,000	$0.400	3.88	75,000	$0.400
$0.500	155,000	$0.500	3.88	77,500	$0.500
$1.260	270,000	$1.260	4.75	-	$1.260
$1.386	60,000	$1.386	4.75	-	$1.386
$1.300	10,000	$1.300	4.05	2,500	$1.300
$1.666	10,000	$1.666	4.84	-	1.666
Total	655,000	$0.902	4.33	155,000	$0.465

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

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SUBSEQUENT EVENTS

Common Stock Issuances

The Company made the following issuances of common stock subsequent to September 30, 2018:

•	1,415,000 common shares issued for cash at $0.40 per share resulting in total cash proceeds of $586,000.

•	532,500 common shares for the conversion of 213,000 shares of Series D Preferred Stock.

•	31,579 common shares for the settlement of $15,000 of accounts payable.

•	20,000 common shares associated with debt issue costs.

•	62,500 common shares valued at $24,225 for the vesting of restricted stock grants for officers and directors

•	1,038,017 common shares for services valued at $356,960

•	669,362 common shares for the conversion of $551,617 of outstanding principal on convertible debentures payable. All conversions were performed at contractual terms.

•	779,808 common shares for the conversion of $317,100 of outstanding principal on notes payable. All conversions were performed at contractual terms.

•	10,163 common shares for the conversion of $2,988 of outstanding interest on notes payable. All conversions were performed at contractual terms.

Equity Raise with Warrants

On April 8, 2019, the Company raised an aggregate amount of $586,000, in accordance with Regulation S under the United States Securities Act of 1933, as amended (the "U.S. Securities Act") and may not be offered or sold in the United States or to a U.S. persons (as defined in Regulation S under the U.S. Securities Act) absent registration or an applicable exemption from registration requirements. A portion of the Offering was completed on a best efforts basis through lead agent and bookrunner Dominick Capital Corporation of Toronto, Canada.

A total of 1,465,000 Units were sold in this transaction, each Unit consists of one share of EVIO common stock ("Stock") at a price of $0.40, and a share purchase warrant (each, a "Warrant") in the amount of one full Warrant per Unit. Each whole Warrant shall entitle the holder thereof to purchase one additional common share of the Offeror (each a "Warrant Share") at an exercise price of US $0.65 per Warrant Share for a period of 24 months after the closing of the Offering

Convertible Notes Payable with Warrants

On October 2, 2018, the Company entered into a convertible note payable with an unrelated party for $220,000 of which $20,000 was an original issue discount resulting in net cash proceeds to the Company of $200,000. The convertible note payable carries interest at a rate of 8% per annum, is due on March 1, 2019 is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate of $0.50 per share. The debenture included the right to purchase 100,000 warrants of the company at an exercise price of $0.60 for a period of two years from the original issuance date of October 2, 2018.

Convertible Notes Payable

On November 15, 2018, the Company entered into a convertible note payable with an unrelated party for $222,600 of which $12,600 was an original issue discount and $10,000 in third party fees resulting in net cash proceeds to the Company of $200,000. The convertible note payable carries interest at a rate of 8% per annum, is due on November 15, 2019 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days.

On December 28, 2018, the Company entered into a convertible note payable with an unrelated party for $105,000 of which included $5,000 in third party fees resulting in net cash proceeds to the Company of $100,000. The convertible note payable carries interest at a rate of 8% per annum, is due on December 28, 2019 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days.

On January 14, 2019, the Company entered into a convertible note payable with an unrelated party for $131,250 of which included $6,250 in third party fees resulting in net cash proceeds to the Company of $125,000. The convertible note payable carries interest at a rate of 8% per annum, is due on January 14, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days.

On February 4, 2019, the Company entered into a convertible note payable with an unrelated party for $131,250 of which included $6,250 in third party fees resulting in net cash proceeds to the Company of $125,000. The convertible note payable carries interest at a rate of 8% per annum, is due on February 4, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days.

On February 4, 2019, the Company entered into a convertible note payable with an unrelated party for $265,600 of which $16,500 was an original issue discount and $10,000 in third party fees resulting in net cash proceeds to the Company of $240,000. The convertible note payable carries interest at a rate of 8% per annum, is due on February 4, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days.

On August 8, 2019, the Company entered into a convertible note payable with an unrelated party for $33,092,32 which included $1,575,82 81 third party fees resulting in net cash proceeds to the Company of $31,516.50. The convertible note payable carries interest at a rate of 8% per annum, is due on August 8, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days.

On August 8, 2019, the Company entered into a convertible note payable with an unrelated party for $33,092,32 which included $1,575,82 81 third party fees resulting in net cash proceeds to the Company of $31,516.50. The convertible note payable carries interest at a rate of 8% per annum, is due on August 8, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days.

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 SUBSEQUENT EVENTS (CONTINUED)

Convertible Notes Payable – Exchanged Note

On February 8, 2019, the Company entered into an exchange agreement with an unrelated party for $580,536.60, of which the loan payable to Palliatech, Dated September 1, 2017, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 10% per annum, with one year interest guaranteed, is due on February 8, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 30% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days.

Convertible Debenture Issuance

On October 17, 2018, the Company issued a total of 374 units of 8% unsecured convertible debentures. Each unit consists of one convertible debenture with a principal face value of $1,000 and 1,000 warrants. The gross proceeds were $374,000.

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

In addition to the warrants associated with the convertible debentures, the Company issued an additional 597,300 warrants to purchase common stock of the Company as offering costs. This represents an equivalent of 8% of the fully converted debentures. The warrants are exercisable at $0.60 per share.

Debenture Holders Offer

On June 16, 2019 the Company offered current Debenture Holders a one-time opportunity to lower the Conversion Price of the Debenture to US$0.40 per share (the “Amended Conversion Price”); provided, however, that Investor agrees to defer interest under the Debenture until the Maturity Date identified in the Debenture, and further agrees to have any and all accrued and unpaid interest automatically converted into Common Shares of the Company at the Amended Conversion Price on the Maturity Date

The original debenture had a conversion rate of US$0.60 per share.

At the time of the offer there were $5,183,000 in outstanding debentures. To date a total of $4,654,000 of have opted for the offer, and $529,000 have yet to accept the offer. The additional shares to be issued related to accepted offers is 3,878,333.

Equipment Financing

On April 24, 2019 the Company entered into an equipment lease arrangement with Sweet Leaf Capital. The term of the lease is 30 months, commencing June 1, 2019. The capital cost of the equipment financed is $467,837.00. The agreement calls for an initial payment of $67,459, followed by 30 payments in the amount of $18,226.00. . The Company will record this as a capital lease obligation in Q3, 2019.

Legal Proceedings

As disclosed in Item 3:

On May 9, 2019, Stephanie Head, a former part-time lab administrator for EVIO Labs Eugene, LLC, filed a wrongful termination lawsuit with the US District Court - District of Oregon, Eugene Division, Case No. 6:19-CV-00681, against EVIO Labs Eugene, LLC, EVIO, Inc. and Lori Glauser. This case is still in process. On August 29, 2018, the Company issued FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC (“Creditor”) a Promissory Note in the original principal amount of $220,000.00 (the “Note”). The Company failed to timely pay certain sums under the Note and, as a result of the Breach, on or about August 7, 2019, Creditor filed a Complaint - Breach of Promissory Note in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Since such filing, the Company and Creditor have entered into a Settlement Agreement and Stipulation, pursuant to which the Company has agreed to issue the Creditor 1,000,000 shares of its common stock under 3(a)(10) of the Securities Act of 1933 in settlement for all claims. The settlement is conditioned upon a fairness hear and approval by the court.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

During the year ended September 30, 2018, the Company dismissed Sadler, Gibb & Associates, LLC and engaged BF Borgers CPA PC as its independent registered audit firm. During the year ended September 30, 2017, the Company dismissed MaloneBailey, LLP and engaged Sadler, Gibb & Associates, LLC as its independent registered audit firm. We have not had any disagreements with our auditors on any matters of accounting principles, practices, or financial statement disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. Based on this assessment, management concluded that the Company’s internal controls over financial reporting is not effective as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of September 30, 2018:

Independent Directors: The Company intends to obtain at least 2 independent directors at its 2020 annual shareholder meeting. The cost associated to the addition in minimal and not deemed material.

No Segregation of Duties: Ineffective controls over financial reporting: The Company hired additional staff members, either as employees or consultants, during the fiscal year ending September 30, 2018. These additional staff members are responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities. The costs associated with the hiring the additional staff members will increase the Company's Sales, General and Administration (SG&A) Expense. It is anticipated the cost of the new staff members will be approximately $150,000 per year. As of September 30, 2018, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner.

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

As of September 30, 2018, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year. The Company hired, as soon as its financial position permitted it to do so, additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $150,000 per year which would allow the Company to hire one new staff member.

(b) Changes in Internal Control over Financial Reporting

There were no change in Internal Controls over Financial Reporting during the year ended September 30, 2018. Upon hiring additional financial staff, EVIO will prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Position
William Waldrop	50	CEO and Director
Lori Glauser	49	COO, President, and Director
Anthony Smith, Ph.D.	49	CSO and Director
Paul Wright	59	Interim CFO

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

Lori Glauser– COO, President and Director

Ms. Glauser founded EVIO, Inc. with William Waldrop in 2014 and has served as our Chief Operating Officer and a member of the board of directors. Ms. Glauser is responsible for the strategic growth and day to day operations of EVIO, Inc. including the company's Labs and Advisory Services divisions. Lori came to EVIO with 25 years’ experience in engineering, management consulting, and startup company management. Her expertise lies in business planning and operations, business process engineering, financial forecasting, risk analysis, customer experience, product management, and regulatory compliance. Previously, Ms. Glauser was a management consultant in the energy and water industries with Ernst & Young, IBM, Financial Times Group, and SNL Financial. She also launched two startups. Lori began her career in 1991 as a mechanical engineer, and later as management consultant with Stone & Webster, a global architect/engineering firm where she worked in the nuclear power industry. After transitioning to the cannabis industry in 2014, Lori was founding chair of Women Grow – Las Vegas; served on FOCUS standards committee; was a member of the ArcView investor network, and was co-author of Medical Marijuana Desk Reference. At EVIO, Ms. Glauser assisted numerous entrepreneurs in attaining licensing for cannabis businesses, and has been actively involved in M&A as the company has grown through acquisitions and licensing of new lab facilities. Lori has a BS in Mechanical Engineering from the University of New Hampshire and an MBA from University of Alabama.

Anthony Smith, Ph.D. - Director and Chief Science Officer of EVIO Labs

Executive Scientist and founder of Kenevir Technologies, LLC and Kenevir Research Labs, Dr. Anthony Smith received his Ph.D. from Oregon State University in Molecular & Cellular Biology with an emphasis on biochemistry, metabolism and nutrition. He brings over 15 years of natural product research, quality assurance, product development, GMP manufacturing, FDA & regulatory experience and analytical expertise to EVIO Labs. Prior to joining EVIO in June 2016, Mr. Smith was Founder and President of Kenevir Research from July 2014 to May June 2016; and Chief Science Officer for BIOMED Diagnostics form July 2008 to June 2014.Dr. Smith was recently appointed to the Oregon governor’s Task Force on Researching the Medicinal and Public Health Properties of Cannabis.

Paul Wright-Acting CFO

Mr. Wright joined the Company as Controller in September 2018. He was appointed Interim Chief Financial Officer in November 2018. Prior to joining EVIO, Mr. Wright served as CFO/Controller of Big Lift, LLC from September 2014 to September 2018; Director of Finance of Home Direct USA from April 2011 to August 2014; and Corporate Controller of Home Products International from January 2007 to April 2011. Mr. Wright is a Chartered Professional Accountant (CPA) and Certified General Accountant (CGA) through the Country of Canada. Mr. Wright received his Bachelor of Business Administration in Accounting from the University of Cincinnati and a Masters of Business Administration in Technology and Operations Management from Aurora University.

Code of Ethics

We have adopted a Code of Ethics which is designed to ensure that our directors and officers meet the highest standards of ethical conduct. The Code of Ethics requires that our directors and officers comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. A copy of the Company's code of ethics has been attached the Company’s form 10K, filed February 2, 2016.

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

ITEM 11. EXECUTIVE COMPENSATION

The Companies’ officers and directors have received the annual salary listed below for the services rendered on behalf of the Company:

	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
William Waldrop, CEO, Director (1)(2)	2018	$112,500	$-	$-	$31,591	$144,091
	2017	1	-	-	42,192	42,193

Lori Glauser, President, COO, Director (2)	2018	112,500	-	-	4,500	117,000
	2017	1	-	-	-	1

Paul Wright, Interim CFO (3)	2018	-	-	-	-	-

Christian Carnell, CFO (4)	2018	-	-	7,125	9,000	16,125
	2017	-	-	54,794	11,700	66,494

_______

(1)	Mr. Waldrop's private company Newport Commercial Advisors received compensation for his management services.

(2)	Commencing in Fiscal Year 2018, it is projected that the CEO and COO will begin to earn a base salary upon receipt of funding or significant company revenues.

(3)	Mr. Wright employment commenced on September 21, 2018.

(4)	Mr. Carnell stepped down from CFO in April 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this filing, with respect to the holdings of: (i) each person known by us to be the beneficially owner of more than 5% of our Common Stock; (ii) each of our directors, nominees for director and executive officers; (iii) all directors and officers as a group.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of our common stock, except to the extent authority is shared by spouses under community property laws. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of the Company, 2340 W. Horizon Ridge Pkwy, Ste 120, Henderson, NV 89052.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Common Stock (1)
William Waldrop	Common Stock	4,492,500	(2)	16.23%
Lori Glauser	Common Stock	4,294,167	(3)	15.51%
Anthony Smith	Common Stock	1,712,500	(4)	6.19%
Henry Grimmett	Common Stock	825,000	(5)	2.98%
Paul Wright	Common Stock	75,000		* %
Christian Carnell	Common Stock	15,000	(6)	* %
		6,921,667		24.68%

__________

(1)	As of August 12, 2019, the Company had a total of 27,679,339 shares of Common Stock issued and outstanding

(2)	Mr Waldrop owns Series B Preferred Stock which converts to 2,500,000 shares of Common stock and 627,500 vested options to acquire Common Stock.

(3)	Ms Glauser owns Series B Preferred Stock which converts to 2,500,000 shares of Common stock and 387,500 vested options to acquire Common Stock.

(4)	Mr Smith owns Series C Preferred Stock which converts to 1,500,000 shares of Common stock and 212,500 vested options to acquire Common Stock.

(5)	Mr Grimmett owns Series D Preferred Stock which converts to 825,000 shares of Common stock. Mr Grimmett retired and resigned from the board in April 2018

(6)	Includes, 15,000 shares of Common Stock underlying vested options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal years ended September 30, 2018 and 2017:

	Fiscal Year 2018	Fiscal Year 2017

Audit Fees	$69,625	$70,500

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation dated October 1, 2002
3.2	Articles of Amendment to Articles of Incorporation, dated March 24, 2004
3.3	Articles of Amendment to Articles of Incorporation, dated January 19, 2005
3.4	Articles of Amendment to Articles of Incorporation, dated September 18, 2014
3.5	Articles of Amendment to Articles of Incorporation, dated September 18, 2014
3.6	Articles of Amendment to Articles of Incorporation, dated March 23, 2016
3.7	Articles of Amendment to Certificate of Designation Series B Preferred Stock, dated July 18, 2017
3.8	Articles of Amendment to Certificate of Designation Series C Preferred Stock, dated July 18, 2017
3.9	Articles of Amendment to Certificate of Designation Series D Preferred Stock, dated July 18, 2017
3.10	Articles of Amendment to Certificate of Designation Series B Preferred Stock, dated July 18, 2017
3.11	Articles of Amendment to Certificate of Designation Series C Preferred Stock, dated July 18, 2017
3.12	Articles of Amendment to Certificate of Designation Series D Preferred Stock, dated July 18, 2017
3.13	First Amendment to Amended and Restated Articles of Incorporation, dated August 31, 2017
3.14	Statement of Correction to First Amendment to Amended and Restated Articles of Incorporation, dated September 5, 2017
3.15	EVIO Inc. Bylaws
4.1	Form of $76k promissory note, Dated 5-18-16
4.2	Form of $76k promissory back end note, Dated 5-18-16
4.3	Form of $76k promissory note, Dated 8-16-16
4.4	Form of $76k promissory back end note, Dated 8-18-16
4.5	Form of $125k promissory note, Dated 3-2-17
4.6	Form of $125k promissory back end note, Dated 3-2-17
4.7	Form of $275k promissory note, Dated 7-14-17
4.8	Form of $275k promissory back end note, Dated 8-14-17
4.9	Form of $45k promissory note, Dated 5-23-16
4.10	Form of $27k promissory note, Dated 3-21-16
4.11	Form of $76k promissory note, Dated 3-21-16
4.12	Form of $76k promissory note, Dated 9-19-16
4.13	Form of $125k promissory note, Dated 3-02-17
4.14	Form of $125k promissory back end note, Dated 3-02-17
4.15	Form of $275k promissory note, Dated 7-14-17
4.16	Form of $275k promissory note, Dated 8-14-17
4.17	Form of $220K promissory note, Dated 7-2-18
4.18	Form of $220K promissory note, Dated 7-2-18
4.19	Form of $585k promissory note, Dated 9-17-18
4.20	Form of $330k promissory note, Dated 8-1-18
4.21	Form of $222k promissory note, Dated 8-29-18
4.22	Form of $125k promissory note, Dated 9-6-18
4.23	Form of $62k promissory note, Dated 9-6-18
4.24	Form of $222k promissory note, Dated 11-15-18
4.25	Form of $105k promissory note, Dated 12-28-18
4.26	Form of $131k promissory note, Dated 1-14-19
4.27	Form of $131k promissory note, Dated 2-4-19
4.28	Form of $265k promissory note, Dated 2-4-19
4.29	Form of $33k promissory note, Dated 8-8-19
4.30	Form of $33k promissory note, Dated 8-8-19
10.1	Membership Interest Purchase Agreement, Dated October 19, 2016 with GreenHaus Analytical Labs, LLC. (1)
10.2	Agreement For Sale And Purchase Of Business Assets, Dated October 26, 2016 with Green Style Consulting, LLC d/b/a Green Style Analytics. (2)
10.3	Membership Interest Transfer Agreement, Dated July 31, 2017 with PalliaTech, Inc. and Viridis Analytics MA, LLC. (3)
10.4	Membership Purchase Agreement, Dated January 1, 2018 with C3 Labs, LLC. (4)
10.5	Share Purchase Agreement, Dated April 18, 2018 with Keystone Labs Inc. (5)
10.6	Purchase and Sale Agreement, dated July 5, 2018 with Michael G. Myers. (6)
10.7	Asset Purchase Agreement, dated July 5, 2018 with MRX Labs LLC. (7)
14.1	Code of Business Conduct and Ethics
31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

________________

(1)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on February 24, 2017.

(2)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on February 24, 2017.

(3)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on August 1, 2017.

(4)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 8, 2018.

(5)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on May 7, 2018.

(6)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 12, 2018.

(7)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 12, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 19, 2019.

EVIO, INC.

By:	/s/ William Waldrop
William Waldrop
Chief Executive Officer

By:	/s/ Paul Wright
Paul Wright
Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on August 19, 2019.

By:	/s/ William Waldrop
William Waldrop
Director & Principal Executive Officer

By:	/s/ Lori Glauser
Lori Glauser
Director

By:	/s/ Anthony Smith
Anthony Smith
Director

