Form 10-Q
period 2018-12-31
EVIO, INC.
filed 2019-09-30
CIK 715788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 000-12350

EVIO, INC.
(Exact name of registrant as specified in its charter)

Colorado	47-1890509
(State of Incorporation)	(I.R.S. Employer Identification No.)

2340 W. Horizon Ridge Pkwy, Suite 120 Henderson, NV	89052
(Address of principal executive offices)	(Zip Code)

(888) 544-3846

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of September 27, 2019, there were 28,954,418 shares of common stock outstanding, 0 shares of Series A Preferred Stock, 5,000,000 shares of Series B Preferred Stock convertible at any time into 5,000,000 shares of common stock, 500,000 shares of Series C Preferred Stock convertible at any time into 2,500,000 shares of common stock, 514,500 shares of Series D Preferred Stock convertible at any time into 1,286,250 shares of common stock.

EVIO, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2018

PART I -- FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2018 (Unaudited) and September 30, 2018

	December 31, 2018	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$210,084	$81,736
Accounts receivable, net of allowance of $417,610 and $414,475	251,654	234,178
Prepaid expenses	173,578	45,940
Other current assets	179,238	146,816
Note receivable, current portion	100,000	100,000
Total current assets	914,554	608,670
Right of use assets	2,781,238	-
Capital assets, net of accumulated depreciation of $170,009 and $123,854	1,086,065	411,241
Assets not in service	-	455,540
Land	212,550	212,550
Property and equipment, net of accumulated depreciation of $704,736 and $520,437	3,814,175	3,525,772
Security deposits	164,101	159,632
Note receivable	1,200,000	1,200,000
Prepaid expenses	-	63,582
Intangible assets, net of accumulated amortization, net of accumulated amortization of $411,487 and $318,816	1,538,582	1,680,569
Goodwill	5,901,607	6,037,404
Total assets	$17,612,872	$14,354,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,460,289	$1,546,617
Client deposits	236,259	363,211
Interest payable	669,595	416,459
Capital lease obligation, current	839,571	677,030
Derivative liability	678,689	1,181,278
Convertible notes payable, net of discounts of $578,535 and $753,557, respectively	2,083,787	1,678,265
Loans payable, current, net of discounts $19,833 and $119,000, respectively	1,268,117	643,927
Total current liabilities	8,236,307	6,506,787
Convertible debentures, net of discounts of $3,507,423 and $4,043,836, respectively	1,675,577	1,153,164
Lease liabilities	2,828,361	-
Capital lease obligation, net of current portion	201,441	148,433
Loans payable, net of current portion	660,811	1,193,781
Convertible loans payable, related party, net	-	61,263
Loans payable, related party, net of current portion, net of discounts of $45,567 and $51,971, respectively	1,458,003	1,348,793
Total liabilities	15,060,500	10,412,221

Commitments and contingencies	-	-

Series B convertible preferred stock, $0.0001 par value. 5,000,000 authorized; 5,000,000 shares issued and outstanding at December 31, 2018 and September 30, 2018, respectively	500	500
Series C convertible preferred stock, $0.0001 par value. 500,000 authorized; 500,000 shares issued and outstanding at December 31, 2018 and September 30, 2018, respectively	50	50
Series D convertible preferred stock, $0.0001 par value. 1,000,000 authorized; 514,500 and 552,500 shares issued and outstanding at December 31, 2018 and September 30, 2018, respectively	51	55
Common stock, $0.0001 par value. 1,000,000,000 authorized; 25,309,742 and 23,255,409 shares issued and outstanding at December 31, 2018 and September 30, 2018, respectively	2,531	2,326
Additional paid-in capital	22,936,272	21,495,621
Retained earnings (accumulated deficit)	(21,823,121)	(19,226,462)
Accumulated other comprehensive income	(443,807)	(263,985)
Total stockholders’ equity	672,476	2,008,105
Noncontrolling interest	1,879,896	1,934,634
Total equity	2,552,372	3,942,739
Total liabilities and equity	$17,612,872	$14,354,960

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended December 31,	Three Months Ended December 31,
	2018	2017

Revenues
Testing revenue	$1,187,238	$887,349
Consulting revenue	-	59,516
Total revenues	1,187,238	946,865

Cost of revenue
Testing services	1,013,980	696,658
Consulting services	-	10,492
Depreciation and amortization	290,448	29,113
Total cost of revenue	1,304,428	736,263

Gross margin	(117,190)	210,602

Operating expenses:
Selling, general and administrative	1,496,640	820,275
Depreciation and amortization	58,866	57,387
Total operating expenses	1,555,506	877,662

Income (loss) from operations	(1,672,696)	(667,060)

Other income (expense)
Interest income (expense), net	(1,764,878)	(284,651)
Other income (expense)	(64,095)	-
Gain (loss) on settlement of debt	-	(56,093)
Gain (loss) on change in fair market value of derivative liabilities	852,658	13,322
Total other income (expense)	(976,345)	(327,422)
Income (loss) before income taxes	(2,649,041)	(994,482)

Provision for income taxes (benefit)	2,356	-

Net income (loss)	(2,651,397)	(994,482)
Net income (loss) attributable to noncontrolling interest	(54,738)	(7,890)
Net income (loss) attributable to EVIO, Inc. shareholders	$(2,596,659)	$(986,592)

Basic and diluted earnings (loss) per common share	$(0.10)	$(0.08)

Weighted-average number of common shares outstanding:
Basic and diluted	24,753,819	11,713,103

Comprehensive loss:
Net income (loss)	$(2,651,397)	$(994,482)
Foreign currency translation adjustment	(179,822)	-
Comprehensive income (loss)	$(2,831,219)	$(994,482)

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,	Three Months Ended December 31,
	2018	2017
Cash flows from operating activities of continuing operations:
Net income (loss)	$(2,651,397)	$(994,482)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	1,519,971	231,321
Common stock issued in exchange for fees and services	143,823	179,552
Deferred taxes	-	-
Depreciation and amortization	349,424	86,500
Impairment of goodwill and long lived assets	-	-
Loss on disposal of assets	64,095	-
Loss on settlement of accounts payable		3,750
Loss on settlement of debt	-	52,343
Provision for doubtful accounts	18,310	3,067
Provision for excess or obsolete inventory	-	-
Stock based compensation	205,797	79,151
Unrealized (gain) loss on derivative liability	(852,628)	(13,322)
Changes in operating assets and liabilities:
Accounts receivable	(39,437)	23,854
Prepaid expenses	(64,142)	81,477
Other current assets	(32,422)	(26,514)
Security deposits	(4,470)	-
Operating lease right of use assets	47,123	-
Other assets	-	-
Accounts payable and accrued liabilities	918,795	77,932
Customer deposits and deferred revenues	(126,668)	(48,204)
Income taxes payable	-	-
Interest payable	256,126	71,189
Net cash provided by (used in) operating activities	(247,720)	(192,386)

Cash flows from investing activities:
Cash consideration for acquisition of business	-	-
Notes receivable	-	-
Purchase of fixed assets	(554,731)	(6,952)
Purchase of intangible assets		-
Net cash provided by (used in) investing activities	(554,731)	(6,952)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs		-
Proceeds from issuance of common stock, net of issuance costs	103,000	350,000
Proceeds from issuance of convertible debentures	910,413	-
Proceeds from issuance of convertible notes, net of issuance costs	(61,595)	-
Proceeds from loans payable	-	-
Proceeds from related party advances	53,325	-
Repayments of capital leases	(61,379)	(9,391)
Repayments of convertible debentures	-	-
Repayments of loans payable	(7,947)	(2,636)
Repayments of related party loans payable	(1,941)	(37,828)
Net cash provided by (used in) financing activities	933,876	300,145

Effect of exchange rates on cash and cash equivalents	(3,076)	-
Net increase (decrease) in cash and cash equivalents	128,349	100,807
Cash and cash equivalents at beginning of period	81,735	121,013
Cash and cash equivalents at end of period	$210,084	$221,820

Supplemental disclosure of cash flow information:
Cash paid for interest	-	-
Cash paid for income taxes	-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and accrued interest into common stock	$708,089	$336,884
Reclassification of derivative liability to additional paid in capital	-	$281,315
Settlement of account payable for common stock	-	$18,750
Common stock issued for settlement of note payable	-	$162,000
Common stock issued for settlement of related party note payable	-	$62,500
Common stock issued for subscription receivable	-	$148,000
Conversion of Series D Preferred stock to common stock	-	-
Debt discount recorded on convertible notes and debentures payable upon initial measurement of derivative liability	$350,039	-
Debt discounts recorded for original issue discounts on convertible debentures	$280,144
Vehicles financed through notes payable	-
Equipment financed through capital leases	$308,613

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders'	Noncontrolling	Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity	Interest	Equity

Balance, September 30, 2017	5,000,000	$500	500,000	$50	832,500	$83	10,732,922	$1,073	$7,657,982	$(7,592,371)	$-	$67,317	$158,124	$225,441
Net income (loss)	-	-	-	-	-	-	-	-	-	(986,592)	-	(986,592)	(7,890)	(994,482)
Issuance of common stock in connection with the conversion of Series D preferred stock	-	-	-	-	(87,728)	(9)	219,320	22	(13)	-	-	-	-	-
Issuance of common stock in connection with sales made under private offerings	-	-	-	-	-	-	1,245,000	125	497,875	-	-	498,000	-	498,000
Issuance of common stock as compensation to employees, officers and/or directors	-	-	-	-	-	-	15,000	2	6,562	-	-	6,564	-	6,564
Issuance of common stock in exchange for consulting, professional and other services provided	-	-	-	-	-	-	239,750	24	241,133	-	-	241,157	-	241,157
Issuance of common stock in connection with the settlement of accounts payable	-	-	-	-	-	-	37,500	4	18,746	-	-	18,750	-	18,750
Issuance of common stock in connection with the settlement of notes payable	-	-	-	-	-	-	324,000	32	161,968	-	-	162,000	-	162,000
Issuance of common stock in connection with the conversion of loans payable	-	-	-	-	-	-	900,793	90	318,910	-	-	319,000	-	319,000
Issuance of common stock in connection with the conversion of related party notes payable	-	-	-	-	-	-	125,000	12	62,488	-	-	62,500	-	62,500
Issuance of common stock in connection with the conversion of interest payable	-	-	-	-	-	-	50,743	5	17,879	-	-	17,884	-	17,884
Common stock options issued under employee equity incentive plan	-	-	-	-	-	-	-	-	72,587	-	-	72,587	-	72,587
Reclassifcation of derivative liability to additional paid-in capital	-	-	-	-	-	-	-	-	281,315	-	-	281,315	-	281,315

Balance, December 31, 2017	5,000,000	$500	500,000	$50	744,772	$74	13,890,028	$1,389	$9,337,432	$(8,578,963)	$-	$760,482	$150,234	$910,716

	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders'	Noncontrolling	Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity	Interest	Equity

Balance, September 30, 2018	5,000,000	$500	500,000	$50	552,500	$55	23,255,409	$2,326	$21,495,621	$(19,226,462)	$(263,985)	$2,008,105	$1,934,634	$3,942,739

Net income (loss)	-	-	-	-	-	-	-	-	-	(2,596,659)	-	(2,596,659)	(54,738)	(2,651,397)
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	(179,822)	(179,822)	-	(179,822)
Issuance of common stock in connection with the conversion of Series D preferred stock	-	-	-	-	(38,000)	(4)	95,000	10	(6)	-	-	-	-	-
Issuance of common stock for cash	-	-	-	-	-	-	200,000	20	105,980	-	-	106,000	-	106,000
Issuance of common stock as compensation to employees, officers and/or directors	-	-	-	-	-	-	50,000	5	35,870	-	-	35,875	-	35,875
Issuance of common stock in exchange for consulting, professional and other services provided	-	-	-	-	-	-	250,000	25	128,375	-	-	128,400	-	128,400
Issuance of common stock in connection with the conversion of loans payable	-	-	-	-	-	-	779,808	78	317,022	-	-	317,100	-	317,100
Issuance of common stock in connection with the conversion of debentures	-	-	-	-	-	-	669,362	67	387,933	-	-	388,000	-	388,000
Issuance of common stock in connection with the conversion of interest payable	-	-	-	-	-	-	10,163	1	2,987	-	-	2,988	-	2,988
Issuance of common stock purchase warrants in satisfaction of debt issuances costs	-	-	-	-	-	-	-	-	12,423	-	-	12,423	-	12,423
Stock-based compensation expense									169,922	-	-	169,922	-	169,922
Recognition of beneficial conversion features related to convertible debt instruments	-	-	-	-	-	-	-	-	280,144	-	-	280,144	-	280,144

Balance, December 31, 2018	5,000,000	$500	500,000	$50	514,500	$51	25,309,742	$2,531	$22,936,272	$(21,823,121)	$(443,807)	$672,476	$1,879,896	$2,552,372

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

EVIO, Inc., a Colorado corporation and its subsidiaries (“the Company”, “EVIO”, “EVIO Labs”, “we”, “us”, or “our”) provide analytical testing and advisory services to the developing legalized cannabis and hemp industries. The Company operates both corporate owned and licensed laboratories through-out North America. Our laboratories provide testing for both cannabis and hemp products at all our labs.

Oregon: The Company operates two OLCC licensed and ORELAP accredited laboratories in Oregon. EVIO Labs Portland, located in Tigard, OR, is 100% owned by EVIO. EVIO Labs Medford, located in Central Point, OR is 80% owned by EVIO.

California: The Company operates one BCC licensed and ISO 17025 accredited laboratory in Berkeley serving both the cannabis and hemp markets in the state and the hemp market nationwide. EVIO owns 90% of this company.

Massachusetts: The Company is completing the relocation and re-accreditation of our laboratory in the state.

Florida: The Company licenses its brand to Kaycha Holdings, which operates two ISO 17025 accredited laboratories in the state.

Colorado: The Company licenses its brand to Kaycha Holdings, which operates one ISO 17025 accredited laboratory in the state.

Canada: The Company operates one Health Canada licensed, GMP certified laboratory, in Edmonton, Alberta. EVIO owns 50% of this company.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer
•	Step 2: Identify the performance obligations in the contract
•	Step 3: Determine the transaction price
•	Step 4: Allocate the transaction price to the performance obligations in the contract
•	Step 5: Recognize revenue when the company satisfies a performance obligation

The Company generates revenue from consulting services, licensing agreements and testing of cannabis and hemp products for medicinal and adult-use consumption.

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

The Company recognizes revenue as performance obligations are satisfied and the customer obtains control of the services provided. In determining when performance obligations are satisfied, the Company considers factors such as contract terms, payment terms and whether there is an alternative future use of the service.

The Company recognizes revenue from testing services upon delivery of its testing results to the client. Customer orders for testing services are generally completed within two weeks of receiving the order.

Consulting engagements may vary in length and scope, but will generally include the review and/or preparation of regulatory filings, business plans and financial models, operating plans, and technology support to customers within the same industry. Revenue from consulting services is recognized upon completion of deliverables as outlined in the consulting agreement.

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

Fair Value of Financial Instruments

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

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. There were 13,666,226 and 10,071,182 potentially dilutive common shares outstanding as of December 31, 2018 and 2017, respectively. Because of the net losses incurred during the three months ended December 31, 2018 and 2017, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from the diluted loss per share calculations.

Accounting Pronouncements – Current Fiscal Quarter Adoption

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842). This ASU requires lessees to account for leases as either finance or operating leases and generally requires all lease to be recorded on the balance sheet, through the recognition of right-of-use assets and corresponding lease liabilities. In addition, in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provide an additional (and optional) transition method whereby the new lease standard is applied at the adoption and recognized as an adjustment to retained earnings.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for public entity financial statements for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. ASU 2016-02 was further clarified and amended within ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20 which included provisions that would provide us with the option to adopt the provisions of the new guidance using a modified retrospective transition approach, without adjusting the comparative periods presented. The Company is currently evaluating ASU 2016-02 and its impact on its consolidated financial statements.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption

NOTE 2 – GOING CONCERN

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

Historically, it has mostly relied upon convertible debentures, convertible promissory notes, internally generated funds such as shareholder loans and advances to finance its operations and growth. Management may raise additional capital by retaining net earnings or through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

•	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
•	Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.
•	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair value of freestanding derivative instruments such as warrant and option derivatives are valued using the Monte Carlo simulation model.

The Company’s derivative liabilities were adjusted to fair market value at the end of each reporting period, using Level 3 inputs.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on December 31, 2018:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$678,689	$678,689

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2018:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$1,181,278	$1,181,278

NOTE 4 –LEASES

The Company determines if an arrangement is a lease at inception and has lease agreements for warehouses, office facilities, and equipment. These commitments have remaining non-cancelable lease terms, with lease expirations which range from 2020 to 2024.

As a result of the adoption of ASC 842, certain real estate and equipment operating leases have been recorded on the balance sheet with a lease liability and right-of-use asset (“ROU”). Application of this standard resulted in the recognition of ROU assets of $2,781,238, net of accumulated amortization, and a corresponding lease liability of $2,828,361 at the October 1, 2018, date of adoption. Accounting for finance leases is substantially unchanged.

Operating leases are included in operating lease ROU assets, operating lease obligations, current, and operating lease obligations, long term on the condensed consolidated balance sheets. Finance leases are included in property and equipment, finance lease obligations, short term, and finance lease obligations, long term, on the condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make scheduled lease payments. ROU assets and liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. The present value of lease payments is calculated using the incremental borrowing rate at lease commencement, which takes into consideration recent debt issuances as well as other applicable market data available.

Amortization of lease assets is included in general and administrative expenses. The future minimum lease payments of lease liabilities as of December 31, 2018, are as follows:

Year ended September 30,	Operating Leases	Financing Leases
2019	658,479	$474,666
2020	736,261	370,083
2021	503,364	350,669
2022	483,596	156,351
2023	323,356	166,856
Thereafter	27,911	55,004
Total lease payments	2,732,967	1,573,629
Less: Payments Made	(166,897)	(270,326)
Total Lease Liabilities	$2,566,070	$1,303,303

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets consist of customer lists, testing licenses, favorable leases and websites. The components of intangible assets as of December 31, 2018 and September 30, 2018 consist of:

	December 31, 2018	September 30, 2018
Customer list	$839,207	$865,672
License	503,000	503,000
Favorable lease	3,100	3,100
Websites	49,295	49,690
Non-compete agreements	179,625	184,563
Assembled Workforce	50,750	50,750
Intellectual Property	325,092	342,610
Total	1,950,069	1,999,385
Accumulated amortization	(411,487)	(318,815)
Net value	$1,538,582	$1,680,570

The Company estimates amortization to be recorded on existing intangible assets from December 31, 2018 through the estimated lives to be:

Amortization
2019	$282,818
2020	343,273
2021	304,689
2022	235,509
2023	195,533
2024	123,382
2025	43,243
2026	2,317
2027	2,317
2028	2,317
2029	2,317
2030	868
Total	$1,538,582

NOTE 6 – CONCENTRATION OF CREDIT RISK

Instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits, notes receivable and accounts receivable. As of December 31, 2018, the Company did not hold cash at any financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation (“FDIC”) of up to $250,000. As of December 31, 2018 and September 30, 2018, the Company had a note receivable totaling $1,300,000 and $1,300,000 due from a single entity.

As of December 31, 2018, the Company had total accounts receivable net of allowances of $251,655. Three separate clients comprised a total of 36% of this balance as follows:

	Balance	Percent of Total
Customer 1	$180,000	27%
Customer 2	34,268	5%
Customer 3	27,317	4%
All others	427,680	64%
Total	669,265	100%
Allowance for doubtful accounts	(417,610)
Net accounts receivable	$251,655

As of September 30, 2018, the Company had total accounts receivable, net of allowances, of $234,178. Three separate clients comprised a total of 38% of this balance as follows:

	Balance	Percent of Total
Customer 1	$180,000	28%
Customer 2	32,750	5%
Customer 3	30,000	5%
All others	405,903	62%
Total	648,653	100%
Allowance for doubtful accounts	(414,475)
Net accounts receivable	$234,178

NOTE 7 – PROPERTY AND EQUIPMENT

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Building	39 years
Laboratory and Computer Equipment	5 years
Furniture and Fixtures	7 years
Software	3 years
Domains	15 years

The Company’s property and equipment consisted of the following as of December 31, 2018 and September 30, 2018:

	December 31, 2018	September 30, 2018
Assets Not-In-Service	$-	$455,540
Capital Assets	1,256,073	535,095
Land	212,550	212,550
Buildings & Real Estate	941,857	937,450
Furniture and Equipment	182,463	189,459
Laboratory Equipment	2,798,429	2,468,141
Software	78,848	63,913
Leasehold Improvements	433,400	303,331
Vehicles	83,915	83,915
Total	5,987,535	5,249,394
Accumulated depreciation	(874,745)	(644,291)
Net value	$5,112,790	$4,605,103

During the three months ended December 31, 2018, the Company capitalized a total of $738,141 of equipment and depreciation expense of $230,454.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2018, the Company received loans from its Chief Operating Officer totaling $10,000 and made repayments totaling $0 leaving a balance due as of December 31, 2018 of $10,000. The advances are non-interest bearing and due on demand. There was $10,000 and $0 due as of December 31, 2018 and September 30, 2018 and is included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties.

During the three months ended December 31, 2018 the Company made no payments to Sara Lausmann, associated with the asset purchase of Oregon Analytical Services, LLC. There was $580,299 of principal due as of December 31, 2018 and September 30, 2018. The note carries interest at a rate of 5% per annum and had accrued interest totaling $86,609 and $79,295 due as of December 31, 2018 and September 30, 2018, respectively.

During the three months ended December 31, 2018, the Company made no payments to Anthony Smith, our Chief Science Officer, associated with the purchase of 80% of Smith Scientific Industries. There was $236,000 of principal due as of December 31, 2018 and September 30, 2018. The note carries interest at a rate of 5% per annum and had accrued interest totaling $33,935 and $30,960 due as of December 31, 2018 and September 30, 2018, respectively.

During the three months ended December 31, 2018, the Company made repayments to Henry Grimmett, prior Company Director (retired April 2018), on an outstanding loan from member assumed by the Company, totaling a note payable of Greenhaus Analytical Services, LLC, totaling $3,858.85. There was $113,554 and $117,412 of principal due as of December 31, 2018 and September 30, 2018, respectively. The note bears interest at 0% per annum and requires repayments of $25,000 quarterly.

During the three months ended December 31, 2018, the Company made no payments to Henry Grimmett, prior Company Director (retired April 2018), associated with the acquisition of Greenhaus Analytical Services, LLC. The Company entered into a $340,000 note payable as part of its acquisition of Greenhaus Analytical Services, LLC. The note carries interest at a rate of 6% per annum and matures on October 16, 2020. There was $340,000 of principal, an unamortized debt discount of $45,567 and $51,971 as of December 31, 2018 and September 30, 2018, respectively and $45,048 and $39,905 of accrued interest due as of December 31, 2018 and September 30, 2018, respectively.

During the three months ended December 31, 2018, the Company received $59,254 from a related party associate with Keystone Labs and made repayment of $1,941, leaving balances due of $210,498 and $153,177 as of December 31, 2018 and September 30, 2018, respectively. Amounts have been adjusted for USD. The advances are non-interest bearing and due on demand and is included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties.

NOTE 9 – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

The Company has 0 shares of Series A Convertible Stock issued and outstanding as of December 31, 2018 and 2017.

Series B Convertible Preferred Stock

The Company designated 5,000,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) with a par value of $0.0001 per share. The Company has 5,000,000 shares of Series B Convertible Stock issued and outstanding as of December 31, 2018 and 2017. These shares converted to common stock at a rate of 1 common share per each shares of Series B Convertible Preferred Stock.

Series C Convertible Preferred Stock

The Company designated 500,000 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) with a par value of $0.0001 per share. There were 500,000 shares of Series C Convertible Stock issued and outstanding as of December 31, 2018 and 2017. These shares converted to common stock at a rate of 5 common shares per each shares of Series C Convertible Preferred Stock.

Series D Convertible Preferred Stock

The Company designated 1,000,000 shares of Series D Convertible Preferred Stock (“Series D Preferred Stock”) with a par value of $0.0001 per share. These shares converted to common stock at a rate of 2.5 common shares per each shares of Series D Convertible Preferred Stock.

During the three months ended December 31, 2018, the Company accepted two separate conversion notices from Series D Preferred Stockholders resulting in a total of 95,000 shares of common stock being issued for the conversion of 38,000 shares of Series D Preferred Stock.

During the three months ended December 31, 2017, the Company accepted two separate conversion notices from Series D Preferred Stockholders resulting in a total of 219,320 shares of common stock being issued for the conversion of 87,728 shares of Series D Preferred Stock.

There were 514,500 and 744,772 shares of Series D Convertible Stock issued and outstanding as December 31, 2018 and December 31, 2017, respectively.

Common Stock

During the quarter ended December 31, 2018, the Company issued 250,000 common shares valued at $128,400 for services; 200,000 common shares for cash proceeds of $106,000; 50,000 common shares valued at $35,875 under its employee equity incentive plan; 779,808 common shares for the conversion of $317,100 of outstanding principal on convertible notes payable; 669,362 common shares for the conversion of $388,000 of convertible debentures; 10,163 common shares for conversion of interest payable of $2,988, and 95,000 common shares for the conversion of Preferred Series D stock. All conversions of outstanding principal and accrued interest on convertible notes payable were done so at contractual terms.

During the quarter ended December 31, 2017, the Company issued 239,759 common shares valued at $241,527 for services; 1,245,000 common shares for cash proceeds of $498,000; 15,000 common shares valued at $6,564 under its employee equity incentive plan; 900,793 common shares for the conversion of $319,000 of outstanding principal on convertible notes payable; 324,000 common shares for the settlement of $162,000 of notes payable; 37,500 common shares for the settlement of $18,750 of notes payable; 125,000 common shares for conversion of related party notes payable of $62,500, 50,743 common shares for conversion of interest payable of $17,884, and 219,320 common shares for the conversion of Preferred Series D stock. All conversions of outstanding principal and accrued interest on convertible notes payable were done so at contractual terms.

There were 25,309,725 and 13,890,028 shares of common stock issued and outstanding at December 31, 2018 and December 31, 2017, respectively.

NOTE 10 – LOANS PAYABLE

The Company had the following loans payable outstanding as of December 31, 2018 and September 30, 2018:

	December 31, 2018	September 30, 2018
On March 16, 2017, the Company executed notes payable for the purchase of three vehicles. The notes carry interest at 6.637% annually and mature on March 31, 2023.	58,280	60,477
On September 6, 2017, the Company entered into a note payable totaling $1,000,000 for the purchase of an outstanding note receivable. The note carries interest at 8% annually and is due on July 6, 2018.	500,000	500,000
On June 28, 2018, the Company executed a note payable for $650,000 for the purchase of the building at 14775 SW 74th Ave, Tigard, OR. The note carries interest at 8% annually and is due on June 28, 2021.	640,482	646,231
On July 5, 2018, the Company executed a note payable for $750,000 for the asset purchase of MRX Labs. The note carries interest at 8% annually and is due on January 5, 2019.	750,000	750,000
	1,948,762	1,956,708
Less: unamortized original issue discounts	-	-
Total loans payable	1,948,762	1,956,708
Less: current portion of loans payable	1,287,951	762,927

Long-term portion of loans payable	$660,811	$1,193,781

As of December 31, 2018 and September 30, 2018, the Company accrued interest of $98,472 and $47,767 respectively

NOTE 11 – CONVERTIBLE NOTES PAYABLE

The Company has entered into convertible notes payable that convert to common stock of the Company at variable conversion prices. As further discussed in Note 13 – Derivative Liability, the Company analyzed the conversion features of the agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The following table summarizes all convertible notes outstanding as of September 30, 2018:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest
Noteholder 2	7/2/18	10/1/18	220,000	(220)	219,780	4,340
Noteholder 3	7/2/18	10/1/18	220,000	(220)	219,780	4,340
Noteholder 4	8/1/18	10/1/18	330,000	(492)	329,508	-
Noteholder 1	8/14/18	8/14/19	167,100	(13,591)	153,509	2,839
Noteholder 5	8/29/18	2/28/19	222,222	(78,670)	143,552	-
Noteholder 6	9/6/18	9/6/19	125,000	(89,921)	35,079	-
Noteholder 3	9/13/18	3/11/19	585,000	(513,062)	71,938	-
Noteholder 7	9/17/18	9/17/19	62,500	(57,381)	5,119	-
Noteholder 10	4/24/18	4/24/19	500,000	0	500,000	-
			$2,431,822	$(753,557)	$1,678,265	$11,519

The following table summarizes all convertible notes outstanding as of December 31, 2018:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest
Noteholder 2	7/2/18	10/1/18	220,000	0	220,000	8,776
Noteholder 3	7/2/18	10/1/18	220,000	0	220,000	8,776
Noteholder 4	8/1/18	10/1/18	330,000	0	330,000	10,994
Noteholder 5	8/29/18	2/28/19	222,222	(14,067)	208,155	3,775
Noteholder 6	9/6/18	9/6/19	125,000	(59,332)	65,668	3,972
Noteholder 3	9/13/18	3/11/19	435,000	(163,770)	271,230	0
Noteholder 7	9/17/18	9/17/19	62,500	(40,264)	22,236	1,798
Noteholder 4	10/02/18	1/1/19	220,000	(2,418)	217,582	4,340
Noteholder 8	11/15/18	11/15/19	222,600	(194,546)	28,054	2,244
Noteholder 9	12/27/18	12/27/10	105,000	(104,136)	863	69
Noteholder 10	4/24/18	4/24/19	500,000		500,000	0
			$2,662,322	$(578,535)	$2,083,787	$44,744

Noteholder 1

On August 14, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $275,600 of which $15,600 was an original issue discount and $10,000 was paid directly to third parties resulting in cash proceeds to the Company of $250,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on August 14, 2018. The Note is convertible into the Company’s common stock commencing 180 days from the date of issuance at a conversion price equal to 75% of the lowest trade price of the Company’s common stock for the fifteen prior trading days including the date of conversion. During the year ended September 30, 2018, the holder elected to convert $167,100 of principal due in exchange for 479,848 shares of common stock and the holder elected to convert $2,988 of interest due in exchange for 10,163 shares of common stock. There was $0 and $167,100 of principal and $0 and $2,839 of accrued interest due at December 31, 2018 and September 30, 2018, respectively.

Noteholder 2

On July 2, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $220,000 of which $20,000 was an original issue discount and $17,000 was paid directly to third parties resulting in cash proceeds to the Company of $183,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on October 1, 2018. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.60 per share. There was $220,000 and $220,000 of principal and $8,776 and $4,340 of accrued interest due December 31, 2018 and September 30, 2018, respectively.

Noteholder 3

On July 2, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $220,000 of which $20,000 was an original issue discount resulting in cash proceeds to the Company of $200,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on October 1, 2018. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.60 per share. There was $220,000 and $220,000 of principal and $8,776 and $4,340 of accrued interest due December 31, 2018 and September 30, 2018, respectively.

On September 17, 2018, the Company entered into an exchange agreement with an unrelated party for the principal amount $585,000, of which the loan payable to Palliatech, Dated August 1, 2017, outstanding and principal of $549,652 would be assumed by the new note holder, with difference of $35,348 to be treated as an original issue discount. The new convertible note payable carries an interest rate of 0% per annum is convertible into common stock of the Company at the option of the noteholder immediately at 80% of the lowest volume weighted average price of the Company’s common stock in the preceding 20 trading days. There was $435,000 of principal and $0 accrued interest due on both December 31, 2018 and September 30, 2018.

Noteholder 4

On August 1, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $330,000 of which $30,000 was an original issue discount resulting in cash proceeds to the Company of $300,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, was due on October 1, 2018. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.60 per share. There was $330,000 and $330,000 of principal and $10,994 and $0 of accrued interest due at December 31, 2018 and September 30, 2018, respectively.

On October 2, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $220,000 of which $20,000 was an original issue discount resulting in cash proceeds to the Company of $200,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on January 1, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.60 per share. There was $220,000 of principal and $4,340 of accrued interest due at December 31, 2018.

Noteholder 5

On August 29, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $222,222 of which $22,222 was an original issue discount and $5,500 was paid directly to third parties resulting in cash proceeds to the Company of $194,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 5%, is due on February 28, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.70 per share. There was $222,222 and $222,222 of principal and $3,775 and $0 of accrued interest due at December 31, 2018 and September 30, 2018, respectively. The holder has issued a notice of default on this promissory note.

Noteholder 6

On September 6, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $125,000 of which $15,000 was an original issue discount parties resulting in cash proceeds to the Company of $110,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 10%, is due on September 6, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.50 per share. There was $125,000 and $125,000 of principal and $3,972 and $0 of accrued interest due at December 31, 2018 and September 30, 2018, respectively.

Noteholder 7

On September 6, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $62,500 of which $6,250 was an original issue discount resulting in cash proceeds to the Company of $56,250 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 10%, is due on September 6, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.50 per share. There was $62,500 and $62,500 of principal and $1,798 and $0 of accrued interest due at December 31, 2018 and September 30, 2018, respectively.

Noteholder 8

On November 15, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $222,600 of which $12,600 was an original issue discount resulting in cash proceeds to the Company of $210,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on November 15, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.55 per share. There was $222,600 of principal and $2,244 of accrued interest due at December 31, 2018.

Noteholder 9

On December 27, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $105,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on December 27, 2019. The Note is convertible into the Company’s common stock commencing 180 days from the date of issuance at a conversion price equal to 65% of the lowest trade price of the Company’s common stock for the fifteen prior trading days including the date of conversion. There was $105,000 of principal and $69 of accrued interest due at December 31, 2018.

Noteholder 10

On April 24, 2018, the Company entered into a convertible note payable totaling $500,000 in exchange for 100% of the assets of Leaf Detective LLC. The note bears no interest, matures on April 24, 2019 and automatically converted to common stock at $1.25 per share on the maturity date. In the event the average lowest trading price of the Company’s common stock during the five days prior to maturity is less than $1.25 per share, the Company will pay the noteholder the difference between $1.25 and the average lowest trading price during the preceding five days per share converted in cash. There was $500,000 principal and $0 interest due on both December 31, 2018 and September 30, 2018.

NOTE 12 – CONVERTIBLE DEBENTURES

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

During the fiscal year ended September 30, 2018, the Company issued three separate debentures under the same terms for additional cash proceeds of $610,000. The additional debentures carry an additional 152,500 warrants to purchase additional common shares of the Company at $0.80 per share. Additionally, the outstanding principal and interest may be converted to common stock of the Company at $0.60 per share.

During the quarter ended December 31, 2018, the Company also issued nineteen additional debentures under the same terms for additional cash proceeds of $374,000. The additional debentures carry an additional 187,000 warrants to purchase additional common shares of the Company at $0.80 per share. Additionally, the outstanding principal and interest may be converted to common stock of the Company at $0.60 per share.

Associated with the issuance of the convertible debentures, the Company incurred cash-based issuance costs of $702,963, issued common shares valued at $1,414,907 and warrants to purchase additional shares of common stock valued at $1,265,385 for total debt issuance costs of $3,383,255. The debt issuance costs were recorded as a discount to the carrying value of the convertible debentures. The warrants associated with the debt issue costs were valued using a Black-Scholes model with the following assumptions:

Expected term of options granted	2 years
Expected volatility	223%
Risk-free interest rate	2.49%
Expected dividend yield	0%

The Company separately assessed the value of the detachable warrants and conversion features of the convertible debentures. The Company separately initially valued the detachable warrants issued with the convertible debentures at $3,351,160 using a Black-Scholes model with the following assumptions:

Expected term of options granted	2 years
Expected volatility	211-223%
Risk-free interest rate	2.09-2.25%
Expected dividend yield	0%

Additionally, the outstanding principal on convertible debentures totaling $6,957,000 may be converted into common stock of the Company at $0.60 per share for a total of 11,595,000 shares. Due to the variable conversion features of the outstanding convertible notes payable as discussed in Note 7 – Convertible Notes Payable, the Company cannot ascertain there will be adequate unissued authorized common shares to fulfill all share-based obligations. As a result, the warrants issued in connection with the convertible debentures are not afforded equity treatment and were recorded as a derivative liability upon initial measurement. The total initial measurement of warrants issued with the convertible debentures was $4,616,545 of which $4,465,131 was recorded as a debt discount and, when combined with debt issuance costs, represents a total debt discount of $6,583,000.

As of December 31, 2018 the Company has amortized $684,401 of the total outstanding debt discount leaving an unamortized debt discount of $3,507,423. The remaining debt discount will be amortized to interest expense over the expected life of the note. There was $5,183,000 of principal and accrued interest totaling $343,051 outstanding as of December 31, 2018.

NOTE 13 – DERIVATIVE LIABILITY

As of December 31, 2018 and September 30, 2018, Company had a derivative liability balance of $678,689 and $1,181,278 on the balance sheets and recorded a gain of $852,628 from derivative liability fair value adjustments during the three months ended December 31, 2018.

On November 15, 2018, the Company issued a $222,600 convertible promissory note to an unrelated party that matures on November 15, 2019. Refer to Noteholder 8 under “Note 12 – Convertible Debentures” for more information. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15, Derivatives and Hedging and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the note was $220,463 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $184,957 which was up to the face value of the convertible note with the excess fair value at initial measurement of $35,506 being recognized as a loss on derivative fair value measurement.

On December 27, 2018, the Company issued a $105,000 convertible promissory note to an unrelated party that matures on December 27, 2019. Refer to Noteholder 9 under “Note 12 – Convertible Debentures” for more information. The Company analyzed the conversion feature of the agreement for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.

The aggregate fair value of the derivative at the issuance date of the note was $98,091 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $38,365 which was up to the face value of the convertible note with the excess fair value at initial measurement of $59,725 being recognized as a loss on derivative fair value measurement.

At December 31, 2018, the Company marked-to-market the fair value of the derivative liabilities related to conversion features and determined an aggregate fair value of $319,004 and recorded a $450 loss from change in fair value for the three months ended December 31, 2018. The fair value of the embedded derivatives was determined using a Black-Scholes option pricing model based on the following assumptions: (1) expected volatility of 115%, (2) risk-free interest rate of 2.63%, (3) exercise prices of $0.60 - $0.80, and (4) expected lives of 1.08 – 1.81 years.

On October 2, 2018, the Company issued a total of $220,000 convertible debenture to an unrelated party that matures on January 1, 2019. The Company issued a total of 100,000 warrants to purchase additional shares of common stock of the Company in connection with the convertible debenture. The Company analyzed the issued warrants for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the warrants should be classified as a derivative because the Company is unable to ascertain there will be adequate unissued authorized shares of common stock to fulfill its obligations should the warrants be exercised. In accordance with AC 815, the Company has recorded a derivative liability related to the warrants.

The derivative for the warrants is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the warrants was $57,014 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $53,333 which was up to the face value of the convertible debentures with the excess fair value at initial measurement of $3,681 being recognized as a loss on derivative fair value measurement.

As discussed in “Note 12 – Convertible Debentures”, the Company issued a total of $374,000 of convertible debentures to unrelated parties that mature on dates ranging from October 17, 2020 to October 23, 2020. The Company issued a total of 187,000 warrants to purchase additional shares of common stock of the Company in connection with the convertible debentures. The Company analyzed the issued warrants for derivative accounting consideration and determined that the warrants should be classified as a derivative. The aggregate fair value of the derivative at the issuance date of the warrants was $73,383 which was recorded as a derivative liability on the balance sheet, for which the Company recorded an equivalent debt discount to the convertible debentures.

At December 31, 2018, the Company marked-to-market the fair value of the derivative liabilities related to warrants and determined an aggregate fair value of $359,685 and recorded a $951,990 gain from change in fair value for the three months ended December 31, 2018. The fair value of the derivatives was determined using a Black-Scholes option pricing model based on the following assumptions: (1) expected volatility of 115%, (2) risk-free interest rate of 2.63%, (3) exercise prices of $0.21, and (4) expected lives of 0.87 – 0.99 of a year.

The following table summarizes the derivative liabilities included in the balance sheet at December 31, 2018:

Fair Value of Derivative Liabilities:
Balance, September 30, 2018	$1,181,278
Initial measurement of derivative liabilities	448,951
Change in fair market value	(951,540)
Write off due to conversion	-
Balance, December 31, 2018	$678,689

The following table summarizes the gain (loss) on derivative liability included in the income statement for the three months ended December 31, 2018 and 2017, respectively.

	December 31,
	2018	2017
Day one loss due to derivatives on convertible debt	$(98,912)	$-
Change in fair value of derivatives	951,540	13,322
Total derivative gain (loss)	$852,628	$13,322

NOTE 14 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the three months ended December 31, 2018:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2018	4,638,050	$0.784
Granted	316,920	0.781
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, December 31, 2018	4,954,970	$0.784

The following table discloses information regarding outstanding and exercisable options and warrants at December 31, 2018:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.400	110,000	$0.400	2.62	110,000	$0.400
$0.500	165,000	$0.500	2.70	162,500	$0.500
$0.600	627,220	$0.600	1.11	627,220	$0.600
$0.650	145,000	$0.650	3.82	36,250	$0.650
$0.800	3,482,750	$0.800	2.43	3,095,250	$0.800
$0.850	100,000	$0.850	4.29	-	$0.850
$1.050	25,000	$1.050	4.79	-	$1.050
$1.260	220,000	$1.260	3.50	110,000	$1.260
$1.300	10,000	$1.300	2.80	7,500	$1.300
$1.386	60,000	$1.386	3.50	30,000	$1.386
$1.666	10,000	$1.666	3.59	5,000	1.666
Total	4,954,970	$0.784	3.07	4,183,720	$0.765

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

December 31, 2018
Expected term of options granted	1.1 – 2.00 years
Expected volatility	114.92-122.49%
Risk-free interest rate	2.63–2.625%
Expected dividend yield	0%

The Company recognized stock option expense of $169,922 and $72,587 during the three months ended December 31, 2018 and 2017, respectively. There was $787,907 of unrecognized stock-based compensation expense as of December 31, 2018.

NOTE 15 – SUBSEQUENT EVENTS

Common Stock Issuances

The Company made the following issuances of common stock subsequent to December 31, 2018:

•	1,215,000 common shares issued for cash resulting in total cash proceeds of $485,879.
•	437,500 common shares for the conversion of 175,000 shares of Series D Preferred Stock.
•	31,579 common shares for the settlement of $15,000 of accounts payable.
•	20,000 common shares associated with debt issue costs.
•	12,500 common shares valued at $6,624 for the vesting of restricted stock grants for officers and directors
•	788,017 common shares for services valued at $245,311
•	99,255 common shares for the conversion of $30,000 of outstanding principal on notes payable. All conversions were performed at contractual terms.
•	1,000,000 common shares for the settlement of $222,222 plus interest and penalties of notes payable.

Equity Raise with Warrants

On April 8, 2019, the Company raised an aggregate amount of $586,000, in accordance with Regulation S under the United States Securities Act of 1933, as amended (the “U.S. Securities Act”) and may not be offered or sold in the United States or to a U.S. persons (as defined in Regulation S under the U.S. Securities Act) absent registration or an applicable exemption from registration requirements. A portion of the Offering was completed on a best efforts basis through lead agent and bookrunner Dominick Capital Corporation of Toronto, Canada.

A total of 1,465,000 Units were sold in this transaction, each Unit consists of one share of EVIO common stock (“Stock”) at a price of $0.40, and a share purchase warrant (each, a “Warrant”) in the amount of one full Warrant per Unit. Each whole Warrant shall entitle the holder thereof to purchase one additional common share of the Offeror (each a “Warrant Share”) at an exercise price of US $0.65 per Warrant Share for a period of 24 months after the closing of the Offering

Convertible Notes Payable

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

On August 8, 2019, the Company entered into a convertible note payable with an unrelated party for $33,092 which included $1,575 third party fees resulting in net cash proceeds to the Company of $31,517. The convertible note payable carries interest at a rate of 8% per annum, is due on August 8, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days.

On August 8, 2019, the Company entered into a convertible note payable with an unrelated party for $33,092 which included $1,575 third party fees resulting in net cash proceeds to the Company of $31,517. The convertible note payable carries interest at a rate of 8% per annum, is due on August 8, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days.

On August 30, 2019, the Company entered into a convertible note payable with an unrelated party for $110,000 which included $10,000 original issue discount resulting in net cash proceeds to the Company of $100,000. The convertible note payable carries interest at a rate of 8% per annum, is due on May 30, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days.

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

On August 29, 2019, the Company entered into an exchange agreement with an unrelated party for $199,203, of which the loan payable to Henry Grimmett, dated October 16, 2016, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum, is due on May 29, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days.

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

On August 29, 2018, the Company issued FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC (“Creditor”) a Promissory Note in the original principal amount of $220,000.00 (the “Note”). The Company failed to timely pay certain sums under the Note and, as a result of the Breach, on or about August 7, 2019, Creditor filed a Complaint - Breach of Promissory Note in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Since such filing, the Company and Creditor have entered into a Settlement Agreement and Stipulation, pursuant to which the Company has agreed to issue the Creditor 1,000,000 shares of its common stock under 3(a)(10) of the Securities Act of 1933 in settlement for all claims. The settlement was approved by the court on August 27, 2019. The shares were issued on September 6, 2019.

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

On September 17, 2015, EVIO entered into a share exchange agreement with CR Labs, Inc., an Oregon Corporation, pursuant to which the Company acquired 80% of the outstanding common stock of CR Labs, Inc. CR Labs, Inc. ceased operations in December, 2018 and operations were consolidated into Greenhaus Analytical Labs at its new location in Tigard, OR..

EVIO Labs Oregon, Inc. was formed on April 4, 2016 to become the holding company for Oregon laboratory operations.

EVIO Labs Eugene was formed on May 23, 2016, as a wholly owned subsidiary of EVIO Inc. Subsequently on May 24, 2016, EVIO Labs Eugene acquired all of the assets of Oregon Analytical Services, LLC, inclusive of client lists, equipment, trade names and personnel. EVIO Labs Eugene ceased operations in December, 2018 and operations were consolidated into Greenhaus Analytical Labs at its new location in Tigard, OR.

On June 1, 2016, EVIO Inc. entered into a share purchase agreement to purchase 80% of the outstanding common stock of Smith Scientific Industries, Inc. in Medford, OR.

On October 19, 2016, the Company entered into a Membership Interest Purchase Agreement to purchase 100% of the ownership of Greenhaus Analytical Labs, LLC.

On August 1, 2017, the Company entered into a Membership Interest Purchase Agreement with Viridis Analytics MA, LLC.

On December 29, 2017, the Company entered into a Membership Purchase Agreement to purchase 60% of the outstanding shares of C3 Labs, LLC on January 1, 2018. In August, 2018, the company exercised its option to increase its ownership to 90%.

On April 29, 2018, the Company entered into an Asset Purchase Agreement with Leaf Detective, LLC which was closed on the same date.

On May 2, 2018, the Company entered into a Stock Purchase Agreement with Keystone, Labs, Inc. to purchase 50% of the outstanding shares of Keystone Labs.

On June 27, 2018, Greenhaus Analytical Labs, LLC, a wholly-owned subsidiary of EVIO, Inc., entered into an Asset Purchase Agreement with MRX Labs LLC which completed on July 5, 2018.

The active subsidiaries of EVIO, Inc. are as follows:

Trade Name (dba)	Company Name	State of Incorporation	Ownership %	Acquisition Month
EVIO Labs Medford	Smith Scientific Industries, LLC	Oregon	80%	June 2016
EVIO Labs Portland	Greenhaus Analytical Labs	Oregon	100%	October 2016
EVIO Labs MA	Viridis Analytics	Massachusetts	100%	August 2017
EVIO Labs Berkeley	C3 Labs, LLC	California	60%	January 2018
Keystone Labs	Keystone Labs, Inc.	Ontario, Canada	50%	May 2018
EVIO Labs Humboldt	Leaf Detective, LLC	California	100%	April 2018

In addition to the wholly owned subsidiaries, the Company has entered into license agreements with independent testing laboratories in Florida and Colorado. Under the terms of the agreements, the independent laboratories are granted non-transferable and non-exclusive rights to use the Company’s trademarks and trade name.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2018 and 2017

Revenues and Costs of Revenues

				Percentage of Revenue
	2018	2017	Change	2018	2017
Testing services	$1,187,238	$887,349	$299,889	100%	94%
Consulting services	-	59,516	(59,516)	0%	6%
Total revenue	1,187,239	946,865	240,373	100%	100%

Cost of revenue
Testing services	$1,013,980	$696,658	$317,322	85%	74%
Consulting services	-	10,492	(10,492)	0%	1%
Depreciation	290,448	29,113	261,335	24%	3%
Total cost of revenue	1,304,428	736,263	568,166	109%	78%

Gross profit	$(117,190)	$210,602	$(327,792)	-10%	22%

Revenues for the three months ended December 31, 2018 were $1,187,238 compared to $946,865 for the three months ended December 31, 2017. The increase in revenues during the three months ended December 31, 2018 was the result of an increase in testing services testing services completed during the current period of $317,322, offset by a reduction in consulting services of $10,492.

The increase in testing revenue was primarily attributable to increase in the Company’s testing revenue from its Berkeley and Edmonton locations, partially offset by decreased revenues in the Company’s locations in Oregon and Massachusetts.

The Oregon locations realized a decrease in sales of $451,359 or 50% compared to the same quarter prior year. This decrease was partially offset by increased revenues in its California locations during the three months ending December 31, 2018, representing increases of $394,480 or 1,044% versus the three months ending December 31, 2017. The addition of Keystone Labs Canada attributed for $198,916 in revenue for the three months ending December 31, 2018. EVIO Inc. recognized $82,649 in licensing revenue during the period.

Cost of revenues for the three months ended December 31, 2018 were $1,013,980 compared to $696,658 for the three months ended December 31, 2017. The increase in the cost of revenues during the three months ended December 31, 2018 is the result of the increased costs included increased personnel costs at the Company’s new locations such as Canada, Massachusetts and California. In addition, the Company incurred increased costs for additional equipment required in California. Cost of revenues for depreciation and amortization increased to $290,448 for the three months ending December 31, 2018 from $29,113 for the three months ending December 31, 2017, an increase of $261,335 or 898%. The increase in depreciation and amortization correlates to the increase in property and equipment. As of December 31, 2018, the company had net property and equipment of $3,814,175 compared to December 31, 2017 of $3,525,772, an increase of $288,403 or 8.2%.

Gross loss for the three months ended December 31, 2018 was $117,190 compared to a gross profit of $210,602 during the three months ended December 31, 2017. This decrease in gross profit is the result of decreased revenues in the Oregon and Massachusetts markets and increased costs of revenue attributable to increased costs from the Company’s new locations such as headcount and depreciation from new equipment.

Operating Expenses

	2018	2017	Change	Change	Percent of Revenue
Selling, general and administrative	$1,496,640	820,275	$676,365	82%	126%
Depreciation and amortization	58,866	57,387	1,479	2.6%	5%
	$1,555,506	$877,662	$677,844	77%	131%

Total operating expenses during the three months ended December 31, 2018 were $1,555,506 compared to $877,662 during the three months ended December 31, 2017. The Company experienced an increase of $676,365 in selling, general and administrative expenses during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, a 82% increase due to company growth including both acquisitions and organic growth. There was an increase of $1,479 in depreciation and amortization which was driven by the amortization of intangible assets and equipment associated with the acquisition completed during the period. In addition to depreciation and amortization, the increase in selling, general and administration was due to increased spending in marketing and advertising, increased personnel in selling, marketing, corporate and administrative functions, costs associated with the Company’s attendance at industry and trade conferences, and start-up costs for two new locations in California and Massachusetts, travel costs and increased health care premiums.

Other Income (Expense)

	2018	2017	Change
Interest expense, net of interest income	$(1,764,878)	(284,651)	$(1,480,227)
Other income	(64,095)	-	(64,095)
Gain (loss) on change in fair market value of derivative liabilities	852,628	13,322	839,306
Gain (loss) on settlement of debt	-	(56,093)	56,093
	$(976,345)	$(327,422)	$(648,923)

Total other income (expense) was a net expense of $976,345 during the three months ended December 31, 2018 compared to $327,422 during the three months ended December 31, 2017. The increase in expenses of $648,923 is primarily from the increase $1,480,227 increases in interest expense associated with financing activities off-set by a gain of $852,628 change in fair market value of derivative liabilities.

Net Loss

	2018	2017	Change
Net income (loss)	(2,649,041)	(994,482)	(1,656,915)
Provision for income taxes (benefit)	2,356		2,356
Net income (loss) attributable to noncontrolling interest	(54,738)	(7,890)	(46,848)
Net income (loss) attributable to EVIO, Inc. shareholders	$(2,596,659)	$(986,592)	$(1,610,067)

Net loss during the three months ended December 31, 2018 was $2,649,041 compared to $994,482 during the three months ended December 31, 2017. The increase in net loss is the result of a decrease in gross margin, increase in interest expense, increased operating expenses, offset by increases in change in fair market value of derivative liabilities.

Liquidity and Capital Resources

The Company had cash on hand of $210,084 as of December 31, 2018, current assets of $ 914,554 and current liabilities of $ 8,236,307 creating a working capital deficit of $7,321,753. Current assets consisted of cash totaling $210,084, accounts receivable net of allowances totaling $251,654, prepaid expenses totaling $173,578, other current assets of $179,238 and current portion of a note receivable of $100,000. Current liabilities consisted of accounts payable and accrued liabilities of $2,460,289, client deposits of $236,259, convertible notes payable net of discounts of $2,083,787, current capital lease obligations of $839,571, interest payable of $669,595, derivative liabilities of $678,689, and current portion of notes payable net of discounts of $1,268,117.

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

Three Months Ended December 31, 2018

During the three months ended December 31, 2018, the Company used $247,720 of cash in operating activities which consisted of a net loss of $2,651,397, non-cash losses of $1,448,792 and changes in working capital of $954,885.

Net cash used in investing activities total $554,731 during the three months ended December 31, 2018, all of which related to the purchase of equipment.

During the three months ended December 31, 2018, the Company generated cash of $933,876 from financing activities. The Company repaid $61,379 of capital lease obligations; received $910,413 of cash from the issuance of convertible debentures, $103,000 from the sale of common stock, repaid convertible notes payable of $61,595, repaid loans payable $7,947, repaid related party notes payable $1,941, and $53,325 received proceeds from related party advances.

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

Dividends

The Company declared $0 of dividends during the three months ending December 31, 2018 and 2017.

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

In 2017 the Company’s policy was that revenues and gains will be recognized in accordance with ASC Topic 605102, “Revenue Recognition.” Under ASC Topic 6051025, revenue earning activities are recognized upon the sale and delivery of its products and services.

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

Stock Based Compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), the Company measures the cost of stock based Compensation arrangements based on the grant date fair value and recognizes the cost in the financial statements over the period during which employees are required to provide services. Stock based compensation arrangements may include stock options, restricted stock plans, performance based awards, stock appreciation rights and employee stock purchase plans.

The Company utilizes the Black Scholes option pricing model, which was developed for use in estimating the fair value of options. Option pricing models require the input of highly complex and subjective variables including the expected life of options granted and the expected volatility of the Company’s stock price over a period equal to or greater than the expected life of the options.

Equity instruments issued to nonemployees are recorded on the basis of the fair value of the instruments, as required by ASC 718. ASC No. 505, Equity Based Payments to Non Employees (“ASC 505”) defines the measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the nonemployee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505.

Accounting and Audit Plan

In the next twelve months, we anticipate spending approximately $150,000 - $180,000 to pay for our accounting and audit requirements.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in Internal Controls over Financial Reporting during the three months ended December 31, 2018. Upon hiring additional financial staff, EVIO will prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 9, 2019, Stephanie Head, a former part-time lab administrator for EVIO Labs Eugene, LLC, filed a wrongful termination lawsuit with the US District Court - District of Oregon, Eugene Division, Case No. 6:19-CV-00681, against EVIO Labs Eugene, LLC, EVIO, Inc. and Lori Glauser. This case is still in process.

On August 29, 2018, the Company issued FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC (“Creditor”) a Promissory Note in the original principal amount of $220,000.00 (the “Note”). The Company failed to timely pay certain sums under the Note and, as a result of the Breach, on or about August 7, 2019, Creditor filed a Complaint - Breach of Promissory Note in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Since such filing, the Company and Creditor have entered into a Settlement Agreement and Stipulation, pursuant to which the Company has agreed to issue the Creditor 1,000,000 shares of its common stock under 3(a)(10) of the Securities Act of 1933 in settlement for all claims. The settlement was approved by the court on August 27, 2019. The shares were issued on September 6, 2019.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended December 31, 2018, which was not previously disclosed in our filings during that period.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 30, 2019.

EVIO, INC.

By:	/s/ William Waldrop
William Waldrop
Chief Executive Officer

By:	/s/ Paul Wright
Paul Wright
Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on September 30, 2019.

By:	/s/ William Waldrop
William Waldrop
Director & Principal Executive Officer

By:	/s/ Lori Glauser
Lori Glauser
Director

By:	/s/ Anthony Smith
Anthony Smith
Director

