Form 10-Q
period 2019-03-31
EVIO, INC.
filed 2019-10-18
CIK 715788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Non-accelerated filer	[ ]
Accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of October 14, 2019, there were 29,288,776 shares of common stock outstanding, 0 shares of Series A Preferred Stock, 5,000,000 shares of Series B Preferred Stock convertible at any time into 5,000,000 shares of common stock, 500,000 shares of Series C Preferred Stock convertible at any time into 2,500,000 shares of common stock, 514,500 shares of Series D Preferred Stock convertible at any time into 1,286,250 shares of common stock.

EVIO, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I — FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2019 AND SEPTEMBER 30, 2018

(UNAUDITED)

	March 31, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$47,261	$81,736
Accounts receivable, net of allowance of $445,887 and $414,475	122,783	234,178
Prepaid expenses	131,982	45,940
Other current assets	113,694	146,816
Note receivable, current portion	100,000	100,000
Total current assets	515,720	608,670
Right of use assets	2,667,715	-
Capital assets, net of accumulated depreciation of $229,343 and $123,854	1,057,748	411,241
Assets not in service	-	455,540
Land	212,550	212,550
Property and equipment, net of accumulated depreciation of $897,746 and $520,437	3,623,541	3,525,772
Security deposits	160,353	159,632
Note receivable	1,200,000	1,200,000
Prepaid expenses	120,108	63,582
Intangible assets, net of accumulated amortization of $506,944 and $318,816	1,463,217	1,680,569
Goodwill	5,954,207	6,037,404
Total assets	$16,975,159	$14,354,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,724,222	$1,546,617
Client deposits	206,686	363,211
Interest payable	767,524	416,459
Capital lease obligation, current	865,558	677,030
Derivative liability	2,102,387	1,181,2781
Convertible notes payable, net of discounts of $792,040 and $753,557, respectively	2,978,319	1,678,265
Loans payable, current, net of discounts $0 and $119,000, respectively	786,727	643,927
Total current liabilities	10,431,423	6,506,787
Convertible debentures, net of discounts of $3,484,269 and $4,043,836, respectively	1,698,731	1,153,164
Lease liabilities	2,716,047	-
Capital lease obligation, net of current	173,854	148,433
Loans payable, net of current	651,365	1,193,781
Convertible loans payable, related party, net of current	-	61,263
Loans payable, related party, net of current and discounts of $39,302 and $51,971	1,588,904	1,348,793
Total liabilities	17,260,324	10,412,221

Stockholders’ Equity:
Series B convertible preferred stock, $0.0001 par value. 5,000,000 authorized; 5,000,000 shares issued and outstanding at March 31, 2019 and September 30, 2018	500	500
Series C convertible preferred stock, $0.0001 par value. 500,000 authorized; 500,000 shares issued and outstanding at March 31, 2019 and September 30, 2018	50	50
Series D convertible preferred stock, $0.0001 par value. 1,000,000 authorized; 349,500 and 552,500 shares issued and outstanding at March 31, 2019 and September 30, 2018	35	55
Common stock, $0.0001 par value. 1,000,000,000 authorized; 27,094,744 and 23,255,409 shares issued and outstanding at March 31, 2019 and September 30, 2018	2,709	2,326
Subscription Receivable	(406,000)	-
Additional paid-in capital	24,278,682	21,495,621
Retained earnings (accumulated deficit)	(25,554,846)	(19,226,462)
Accumulated other comprehensive income	(379,546)	(263,985)
Total stockholders’ equity	(2,058,416)	2,008,105
Noncontrolling interest	1,773,251	1,934,634
Total equity	(285,165)	3,942,739
Total liabilities and stockholders’ equity	$16,975,159	$14,354,960

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Month Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Revenues
Testing revenue	$735,179	$689,011	$1,922,417	$1,576,360
Consulting revenue	-	43,300	-	102,816
Total revenues	735,179	732,311	1,922,417	1,679,176

Cost of revenue
Testing services	835,186	664,182	1,849,166	1,360,840
Consulting services	-	78,500	-	88,992
Depreciation and amortization	321,846	55,706	612,304	84,819
Total cost of revenue	1,157,042	798,388	2,461,470	1,534,651

Gross margin	(421,863)	(66,077)	(539,053)	144,525

Operating expenses:
Selling, general and administrative	1,223,662	2,213,094	2,702,302	3,033,369
Depreciation and amortization	57,116	83,769	115,982	141,156
Total operating expenses	1,280,778	2,296,863	2,836,284	3,174,525

Income (loss) from operations	(1,702,641)	(2,362,940)	(3,375,337)	(3,030,000)

Other income (expense)
Interest income (expense), net	(692,419)	(1,102,537)	(2,457,297)	(1,387,188)
Other income (expense)	(33,422)	-	(97,517)	-
Gain (loss) on settlement of debt	-	-	-	(56,093)
Gain (loss) on change in fair market value of derivative liabilities	(1,409,305)	1,780,769	(556,647)	1,794,091
Total other income (expense)	(2,135,146)	678,232	(3,111,461)	350,810
Income (loss) before income taxes	(3,837,787)	(1,684,708)	(6,486,798)	(2,679,190)

Provision for income taxes (benefit)	613		2,969	-

Net income (loss)	(3,838,400)	(1,684,708)	(6,489,767)	(2,679,190)
Net income (loss) attributable to noncontrolling interest	18,439	(4,906)	(161,383)	(12,796)
Net income (loss) attributable to EVIO, Inc. shareholders	$(3,856,839)	$(1,679,802)	$(6,328,384)	$(2,666,394)

Basic and diluted earnings (loss) per common share	(0.16)	(0.11)	$(0.25)	$(0.20)

Weighted-average number of common shares outstanding:
Basic and diluted	24,753,819	15,387,039	25,366,021	13,519,957

Comprehensive loss:
Net income (loss)	$(3,838,400)	$(1,684,708)	$(6,489,767)	$(2,679,190)
Foreign currency translation adjustment	(115,561)		(115,561)	-
Comprehensive income (loss)	$(3,953,961)	$(1,684,708)	$(6,605,328)	$(2,679,190)

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2019	2018
Cash flows from operating activities of continuing operations:
Net income (loss)	$(6,489,767)	$(2,679,190)

Amortization of debt discount	1,951,983	1,199,159
Common stock issued in exchange for fees and services	240,501	254,720
Depreciation and amortization	720,739	225,975
Loss on disposal of assets	64,095	-
Loss on settlement of accounts payable	-	3,750
Loss on settlement of debt	-	52,343
Provision for doubtful accounts	35,333	3,067
Stock based compensation	395,850	1,234,415
Unrealized (gain) loss on derivative liability	556,647	(1,794,091)
Changes in operating assets and liabilities:
Accounts receivable	74,625	16,067
Prepaid expenses	(142,911)	77,954
Other current assets	33,122	(52,647)
Security deposits	(722)	(451,323)
Operating lease right of use assets	48,332	-
Accounts payable and accrued liabilities	1,179,775	(348,073)
Customer deposits and deferred revenues	(156,363)	(83,385)
Interest payable	410,712	192,616
Net cash provided by (used in) operating activities	(1,078,049)	(2,148,643)

Cash flows from investing activities:
Cash consideration for acquisition of business	-	20,468
Notes receivable	-	(39,987)
Deposit, related party	-	(200,000)
Purchase of fixed assets	(580,075)	(571,501)
Net cash provided by (used in) investing activities	(580,075)	(791,020)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	186,000	508,000
Proceeds from issuance of convertible debentures	414,183	6,136,120
Proceeds from issuance of convertible notes, net of issuance costs	971,014	-
Proceeds from related party advances	199,040	-
Repayments of capital leases	(93,050)	(22,347)
Repayments of loans payable	(18,617)	(605,348)
Repayments of related party loans payable	(27,151)	(176,528)
Net cash provided by (used in) financing activities	1,631,419	5,839,897

Effect of exchange rates on cash and cash equivalents	(7,769)	-
Net increase (decrease) in cash and cash equivalents	(34,474)	2,900,234
Cash and cash equivalents at beginning of period	81,735	121,013
Cash and cash equivalents at end of period	$47,261	$3,021,247

Supplemental disclosure of cash flow information:
Cash paid for interest	-	80,028
Cash paid for income taxes	-	-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and accrued interest into common stock	708,089	730,485
Reclassification of derivative liability to additional paid in capital	-	882,454
Settlement of account payable for common stock	-	18,750
Common stock issued for settlement of note payable	-	162,000
Common stock issued for settlement of related party note payable	-	62,500
Common stock issued for subscription receivable	406,000	-
Conversion of Series D Preferred stock to common stock	-	70
Debt discount recorded on convertible notes and debentures payable upon initial measurement of derivative liability	364,462	5,505,131
Debt discounts recorded for original issue discounts on convertible debentures	846,985	446,800
Equipment financed through capital leases	323,411	385,208
Issuance of convertible notes payable and other obligations in connection with the acquisition of a business		600,000
Sale and assumption of note payable and accrued interest	556,658	-

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three and Six Months Ended March 31, 2019 and 2018.

												Accumulated
	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Stock Subscriptions	Additional Paid-in	Retained	Other Comprehensive	Total Stockholders’	Non controlling	Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Receivable	Capital	Earnings	Income	Equity	Interest	Equity

Balance, September 30, 2017	5,000,000	$500	500,000	$50	832,500	$83	10,732,922	$1,073	$-	$7,657,982	$(7,592,371)	$-	$67,317	$158,124	$225,441

Net income (loss)	-	-	-	-	-	-	-	-	-	-	(986,592)	-	(986,592)	(7,890)	(994,482)
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion of Series D preferred stock	-	-	-	-	(87,728)	(9)	219,320	22	-	(13)	-	-	-	-	-
Issuance of common stock in connection with sales made under private offerings	-	-	-	-	-	-	1,245,000	125	-	497,875	-	-	498,000	-	498,000
Issuance of common stock in connection with the exercise of common stock purchase warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock as compensation to employees, officers and/or directors	-	-	-	-	-	-	15,000	2	-	6,562	-	-	6,564	-	6,564
Issuance of common stock in exchange for consulting, professional and other services provided	-	-	-	-	-	-	239,750	24	-	241,133	-	-	241,157	-	241,157
Issuance of common stock in connection with the settlement of accounts payable	-	-	-	-	-	-	37,500	4	-	18,746	-	-	18,750	-	18,750
Issuance of common stock in connection with the settlement of notes payable	-	-	-	-	-	-	324,000	32	-	161,968	-	-	162,000	-	162,000
Issuance of common stock in connection with the conversion of loans payable	-	-	-	-	-	-	900,793	90	-	318,910	-	-	319,000	-	319,000
Issuance of common stock in connection with the conversion of related party notes payable	-	-	-	-	-	-	125,000	13	-	62,487	-	-	62,500	-	62,500
Issuance of common stock in connection with the conversion of interest payable	-	-	-	-	-	-	50,743	5	-	17,879	-	-	17,884	-	17,884
Common stock options issued under employee equity incentive plan	-	-	-	-	-	-	-	-	-	72,587	-	-	72,587	-	72,587
Reclassifcation of derivative liability to additional paid-in capital	-	-	-	-	-	-	-	-	-	281,315	-	-	281,315	-	281,315
Recognition of beneficial conversion features related to convertible debt instruments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Acquisition of equity interests in subsidiaries	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Balance, December 31, 2017	5,000,000	$500	500,000	$50	744,772	$74	13,890,028	$1,390	$-	$9,337,431	$(8,578,963)	$-	$760,482	$150,234	$910,716

Net income (loss)	-	-	-	-	-	-	-	-	-	-	(1,679,802)	-	(1,679,802)	(4,906)	(1,684,708)
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion of Series D preferred stock	-	-	-	-	(192,272)	(19)	480,680	48	-	(29)	-	-	-	-	-
Issuance of common stock in connection with sales made under private offerings	-	-	-	-	-	-	25,000	2	-	9,998	-	-	10,000	-	10,000
Issuance of common stock in connection with the exercise of common stock purchase warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock as compensation to employees, officers and/or directors	-	-	-	-	-	-	45,000	5	-	160,890	-	-	160,895	-	160,895
Issuance of common stock in exchange for consulting, professional and other services provided	-	-	-	-	-	-	15,000	1	-	38,251	-	-	38,252	-	38,252
Issuance of common stock in satisfaction of debt issuances costs	-	-	-	-	-	-	620,271	62	-	1,389,345	-	-	1,389,407	-	1,389,407
Issuance of common stock in connection with the settlement of accounts payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the settlement of notes payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion of loans payable	-	-	-	-	-	-	968,857	97	-	384,118	-	-	384,215	-	384,215
Issuance of common stock in connection with the conversion of debentures	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion of related party notes payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion of interest payable	-	-	-	-	-	-	23,669	2	-	9,384	-	-	9,386	-	9,386
Common stock options issued under employee equity incentive plan	-	-	-	-	-	-	-	-	-	995,181	-	-	995,181	-	995,181
Reclassifcation of derivative liability to additional paid-in capital	-	-	-	-	-	-	-	-	-	601,139	-	-	601,139	-	601,139
Recognition of beneficial conversion features related to convertible debt instruments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Acquisition of equity interests in subsidiaries	-	-	-	-	-	-	-	-	-	-	-	-	-	400,000	400,000

Balance, March 31, 2018	5,000,000	$500	500,000	$50	552,500	$55	16,068,505	$1,607	$-	$12,925,708	$(10,258,765)	$-	$2,669,155	$545,328	$3,214,483

	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Additional Paid-in	Retained	Accumulated other Comprehensive	Total Stockholders’	Non controlling	Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Capital	Earnings	Income	Equity	Interest	Equity

Balance, September 30, 2018	5,000,000	$500	500,000	$50	552,500	$55	23,255,411	$2,326	$-	$21,495,621	$(19,226,462)	$(263,985)	$2,008,105	$1,934,634	$3,942,739

Net income (loss)	-	-	-	-	-	-	-	-	-	-	(2,596,659)	-	(2,596,659)	(54,738)	(2,651,397)
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	(179,822)	(179,822)	-	(179,822)
Issuance of common stock in connection with the conversion of Series D preferred stock	-	-	-	-	(38,000)	(4)	95,000	10	-	(6)	-	-	(1)	-	(1)
Issuance of common stock in connection with sales made under private offerings	-	-	-	-	-	-	200,000	20	-	105,980	-	-	106,000	-	106,000
Issuance of common stock in connection with the exercise of common stock purchase warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock as compensation to employees, officers and/or directors	-	-	-	-	-	-	50,000	5	-	35,870	-	-	35,875	-	35,875
Issuance of common stock in exchange for consulting, professional and other services provided	-	-	-	-	-	-	250,000	25	-	128,375	-	-	128,400	-	128,400
Issuance of common stock in connection with the conversion of loans payable	-	-	-	-	-	-	779,808	78	-	317,022	-	-	317,100	-	317,100
Issuance of common stock in connection with the conversion of debentures	-	-	-	-	-	-	669,362	67	-	387,933	-	-	388,000	-	388,000
Issuance of common stock in connection with the conversion of interest payable	-	-	-	-	-	-	10,163	1	-	2,987	-	-	2,988	-	2,988
Issuance of common stock and common stock purchase warrants in satisfaction of debt issuances costs	-	-	-	-	-	-	-	-	-	12,423	-	-	12,423	-	12,423
Recognition of beneficial conversion features related to convertible debt instruments	-	-	-	-	-	-	-	-	-	280,144	-	-	280,144	-	280,144
Stock based compensation related to employee stock options	-	-	-	-	-	-	-	-	-	169,922	-	-	169,922	-	169,922

Balance, December 31, 2018	5,000,000	$500	500,000	$50	514,500	$51	25,309,744	$2,531	$-	$22,936,272	$(21,823,121)	$(443,807)	$672,476	$1,879,896	$2,552,372

Net income (loss)	-	-	-	-	-	-	-	-	-	-	(3,731,725)	-	(3,731,725)	(106,645)	(3,838,370)
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	64,261	64,261	-	64,261
Issuance of common stock in connection with the conversion of Series D preferred stock	-	-	-	-	(165,000)	(16)	412,500	41	-	(24)	-	-	1	-	1
Issuance of common stock in connection with sales made under private offerings	-	-	-	-	-	-	200,000	20	-	79,980	-	-	80,000	-	80,000
Issuance of common stock in connection with stock subscriptions received under private offerings	-	-	-	-	-	-	1,015,000	101	(406,000)	405,899	-	-	-	-	-
Issuance of common stock in connection with the exercise of common stock purchase warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock as compensation to employees, officers and/or directors	-	-	-	-	-	-	37,500	4	-	19,496	-	-	19,500	-	19,500
Issuance of common stock in exchange for consulting, professional and other services provided	-	-	-	-	-	-	100,000	10	-	52,990	-	-	53,000	-	53,000
Issuance of common stock and common stock purchase warrants in satisfaction of debt issuances costs	-	-	-	-	-	-	20,000	2	-	46,675	-	-	46,677	-	46,677
Recognition of beneficial conversion features related to convertible debt instruments	-	-	-	-	-	-	-	-	-	566,841	-	-	566,841	-	566,841
Stock based compensation related to employee stock options	-	-	-	-	-	-	-	-	-	170,553	-	-	170,553	-	170,553

Balance, March 31, 2019	5,000,000	$500	500,000	$50	349,500	$35	27,094,744	$2,709	$(406,000)	$24,278,682	$(25,554,846)	$(379,546)	$(2,058,416)	$1,773,251	$(285,165)

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the company satisfies a performance obligation

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

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. There were 24,753,819 and 11,713,103 potentially dilutive common shares outstanding as of March 31, 2019 and 2018, respectively. Because of the net losses incurred during the six months ended March 31, 2019 and 2018, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from the diluted loss per share calculations.

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

Note 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

●	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
●	Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.
●	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair value of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes simulation model.

The Company’s derivative liabilities were adjusted to fair market value at the end of each reporting period, using Level 3 inputs.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on
March 31, 2019:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$2,102,387	$2,102,387

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 31, 2018:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$1,181,278	$1,181,278

Note 4 –leases

The Company determines if an arrangement is a lease at inception and has lease agreements for warehouses, office facilities, and equipment. These commitments have remaining non-cancelable lease terms, with lease expirations which range from 2020 to 2024.

As a result of the adoption of ASC 842, certain real estate and equipment operating leases have been recorded on the balance sheet with a lease liability and right-of-use asset (“ROU”). Application of this standard resulted in the recognition of ROU assets of $2,667,715, net of accumulated amortization, and a corresponding lease liability of $2,828,361 at the October 1, 2018, date of adoption. Accounting for finance leases is substantially unchanged.

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

Amortization of lease assets is included in general and administrative expenses. The future minimum lease payments of lease liabilities as of March 31, 2019, are as follows:

Year ended March 31,	Operating Leases	Financing Leases
2019	662,673	$404.795
2020	784,958	354,898
2021	525,852	340,025
2022	489,392	181,372
2023	323,356	204,812
Thereafter	27,911	4,977
Total lease payments	2,814,142	1,490,879
Less: Payments Made	(225,192)	(196,035)
Total Lease Liabilities	$2,478,950	$1,294,845

Note 5 – INTANGIBLE ASSETS

The Company’s intangible assets consist of customer lists, testing licenses, favorable leases and websites. The components of intangible assets as of March 31, 2019 and September 30, 2018 consist of:

	March 31, 2019	September 30, 2018
Customer list	$849,458	$865,672
License	503,000	503,000
Favorable lease	3,100	3,100
Domains & Websites	49,448	49,690
Non-compete agreements	181,538	184,563
Assembled Workforce	50,750	50,750
Intellectual Property	332,868	342,610
Total	1,970,162	1,999,385
Accumulated amortization	(506,945)	(318,815)
Net value	$1,463,217	$1,680,570

The Company estimates amortization to be recorded on existing intangible assets through the year ended September 30, 2030 to be:

Amortization
2019	$193,959
2020	346,656
2021	307,469
2022	238,289
2023	197,765
2024	124,847
2025	44,097
2026	2,317
2027	2,317
2028	2,317
2029	2,317
2030	868
Total	$1,463,217

Note 6 – Concentration of Credit Risk

Instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits, notes receivable and accounts receivable. As of March 31, 2019, the Company did not hold cash at any financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation (“FDIC”) of up to $250,000.

As of both March 31, 2019 and September 30, 2018, the Company had a note receivable totaling $1,300,000 due from a single entity.

Customer Concentrations

During the six months ended March 31, 2019, there was no customers that represented over 10% of the Company’s revenues. During the six months ended March 31, 2018, no customer represented over 10% of the Company’s revenues. As of March 31, 2019, there was one customer who represented 32% of accounts receivable. As of May 31, 2018, there were no customers who represented more than 10% of accounts receivable.

As of March 31, 2019, the Company had total accounts receivable net of allowances of $122,783. Three clients comprised a total of 36% of this balance as follows:

	Balance	Percent of Total
Customer 1	$180,000	32%
Customer 2	29,063	5%
Customer 3	22,740	4%
All others	325,034	58%
Total	556,837	100%
Allowance for doubtful accounts	(434,054)
Net accounts receivable	$122,783

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Building	39 years
Laboratory and Computer Equipment	5 years
Furniture and Fixtures	7 years
Software	3 years
Domains	15 years

The Company’s property and equipment consisted of the following as of March 31, 2019 and September 30, 2018:

	March 31, 2019	September 30, 2018
Assets Not-In-Service	$-	$455,540
Capital Assets	1,287,091	535,095
Land	212,550	212,550
Buildings & Real Estate	941,857	937,450
Furniture and Equipment	187,602	189,459
Laboratory Equipment	2,651,312	2,468,141
Software	73,908	63,913
Leasehold Improvements	582,695	303,331
Vehicles	83,915	83,915
Total	6,020,931	5,249,394
Accumulated depreciation	(1,127,091)	(644,291)
Net value	$4,893,839	$4,605,103

During the six months ended March 31, 2019, the Company capitalized a total of $738,141 of equipment and depreciation expense of $230,454.

Note 8 – Related Party Transactions

During the six months ended March 31, 2019, the Company received loans from its Chief Operating Officer totaling $15,000 and made repayments totaling $1,040 leaving a balance due as of March 31, 2019 of $13,960. The advances are non-interest bearing and due on demand. There was $13,960 and $0 due as of March 31, 2019 and September 30, 2018 and is included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties.

During the six months ended March 31, 2019 the Company made payments to Sara Lausmann, associated with the asset purchase of Oregon Analytical Services, LLC, totaling $9,000. There was $571,299 and $580,299 of principal due as of March 31, 2019 and September 30, 2018, respectively. The note carries interest at a rate of 5% per annum and had accrued interest totaling $93,653 and $79,295 due as of March 31, 2019 and September 30, 2018, respectively.

During the six months ended March 31, 2019, the Company made $12,000 in payments to Anthony Smith, our Chief Science Officer, associated with the purchase of 80% of Smith Scientific Industries. There was $224,000 and $236,000 of principal due as of March 31, 2019 and September 30, 2018, respectively. The note carries interest at a rate of 5% per annum and had accrued interest totaling $36,696 and $30,960 due as of March 31, 2019 and September 30, 2018, respectively.

During the six months ended March 31, 2019, the Company made repayments to Henry Grimmett, prior Company Director (retired April 2018), on an outstanding loan from member assumed by the Company, totaling a note payable of Greenhaus Analytical Services, LLC, totaling $3,858.85. There was $113,554 and $117,412 of principal due as of March 31, 2019 and September 30, 2018, respectively. The note bears interest at 0% per annum and requires repayments of $25,000 quarterly.

During the six months ended March 31, 2019, the Company made no payments to Henry Grimmett, prior Company Director (retired April 2018), associated with the acquisition of Greenhaus Analytical Services, LLC. The Company entered into a $340,000 note payable as part of its acquisition of Greenhaus Analytical Services, LLC. The note carries interest at a rate of 6% per annum and matures on October 16, 2020. There was $340,000 of principal as of March 31, 2019 and September 30, 2018. Unamortized debt discount of $39,302 and $51,971 as of March 31, 2019 and September 30, 2018, respectively and $50,078 and $39,905 of accrued interest due as of March 31, 2019 and September 30, 2018, respectively.

During the six months ended March 31, 2019, the Company received $119,937 from a related party associate with Keystone Labs and made repayment of $25,886, leaving balances due of $249,546 and $153,177 as of March 31, 2019 and September 30, 2018, respectively. Amounts have been adjusted for USD. The advances are non-interest bearing and due on demand and is included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties.

Note 9 – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

The Company has 0 shares of Series A Convertible Stock issued and outstanding as of March 31, 2019 and 2018.

Series B Convertible Preferred Stock

The Company designated 5,000,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) with a par value of $0.0001 per share. The Company has 5,000,000 shares of Series B Convertible Stock issued and outstanding as of March 31, 2019 and 2018. These shares converted to common stock at a rate of 1 common share per each shares of Series B Convertible Preferred Stock.

Series C Convertible Preferred Stock

The Company designated 500,000 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) with a par value of $0.0001 per share. There were 500,000 shares of Series C Convertible Stock issued and outstanding as of March 31, 2019 and 2018. These shares converted to common stock at a rate of 5 common shares per each shares of Series C Convertible Preferred Stock.

Series D Convertible Preferred Stock

The Company designated 1,000,000 shares of Series D Convertible Preferred Stock (“Series D Preferred Stock”) with a par value of $0.0001 per share. These shares converted to common stock at a rate of 2.5 common shares per each shares of Series D Convertible Preferred Stock.

During the six months ended March 31, 2019, the Company received conversion notices from Series D Preferred Stockholders resulting in a total of 507,500 shares of common stock being issued for the conversion of 203,000 shares of Series D Preferred Stock.

During the six months ended March 31, 2018, the Company received conversion notices from Series D Preferred Stockholders resulting in a total of 700,000 shares of common stock being issued for the conversion of 280,000 shares of Series D Preferred Stock.

There were 349,500 and 552,500 shares of Series D Convertible Stock issued and outstanding as March 31, 2019 and March 31, 2018, respectively.

Common Stock

During the six months ended March 31, 2019, the Company issued 350,000 common shares valued at $181,400 for services; 400,000 common shares for cash proceeds of $186,000; 1,015,000 common shares for stock subscription of $406,000, 87,500 common shares valued at $55,375 under its employee equity incentive plan; 779,808 common shares for the conversion of $317,100 of outstanding principal on convertible notes payable; 669,362 common shares for the conversion of $388,000 of convertible debentures; 10,163 common shares for conversion of interest payable of $2,988; 507,500 common shares for the conversion of Preferred Series D stock, and 20,000 common shares valued at $11,760 for debt issue costs. All conversions of outstanding principal and accrued interest on convertible notes payable were done so at contractual terms.

During the six months ended March 31, 2018, the Company issued 207,750 common shares valued at $254,720 for services; 700,000 common shares for the conversion of 280,000 shares of Series D Preferred Stock; 1,270,000 common shares for cash proceeds of $508,000; 57,000 common shares valued at $75,755 under its employee equity incentive plan under which a total expense of $166,647 was recorded; 37,500 common shares for the settlement of $15,000 of accounts payable; 1,869,650 common shares for the conversion of $703,215 of outstanding principal on convertible notes payable; 74,412 for the conversion of $27,270 of convertible accrued interest; 324,000 common shares for the settlement of non-convertible debt and interest totaling $122,157; 125,000 common shares for the settlement of non-convertible related party debt totaling $50,000 and 670,271 common shares valued at $1,414,907 for debt issue costs from a capital raise. All conversions of outstanding principal and accrued interest on convertible notes payable were done so at contractual terms

There were 27,094,744 and 16,068,505 shares of common stock issued and outstanding at March 31, 2019 and March 31, 2018, respectively.

Note 10 – LOANS PAYABLE

The Company had the following loans payable outstanding as of March 31, 2019 and September 30, 2018:

	March 31, 2019	September 30, 2018
On March 16, 2017, the Company executed notes payable for the purchase of three vehicles. The notes carry interest at 6.637% annually and mature on March 31, 2023.	53,476	60,477

On September 6, 2017, the Company entered into a note payable totaling $1,000,000 for the purchase of an outstanding note receivable. The note carries interest at 8% annually and is due on July 6, 2018.	-	500,000

On June 28, 2018, the Company executed a note payable for $650,000 for the purchase of the building at 14775 SW 74th Ave, Tigard, OR. The note carries interest at 8% annually and is due on June 28, 2021.	634,617	646,231

On July 5, 2018, the Company executed a note payable for $750,000 for the asset purchase of MRX Labs. The note carries interest at 8% annually and is due on January 5, 2019.	750,000	750,000
	1,438,093	1,956,708
Less: unamortized original issue discounts	-	(119,000)
Total loans payable	1,438,093	1,837,708
Less: current portion of loans payable	786,729	643,627

Long-term portion of loans payable	$651,364	$1,193,781

As of March 31, 2019 and September 30, 2018, the Company accrued interest of $45,834 and $47,767 respectively

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

The following table summarizes all convertible notes outstanding as of March 31, 2019:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest
Noteholder 2	7/2/18	10/1/18	220,000	-	220,000	13,116
Noteholder 3	7/2/18	10/1/18	220,000	-	220,000	13,116
Noteholder 4	8/1/18	1/1/19	330,000	-	330,000	17,504
Noteholder 5	8/29/18	2/28/19	222,222	-	222,222	6,514
Noteholder 6	9/6/18	9/6/19	125,000	(37,887)	87,113	7,055
Noteholder 3	9/13/18	3/11/19	435,000	-	435,000	-
Noteholder 7	9/17/18	9/17/19	62,500	(26,327)	36,173	3,339
Noteholder 4	10/2/18	1/1/19	220,000	-	220,000	8,679
Noteholder 8	11/15/18	11/15/19	222,600	(139,659)	82,941	6,635
Noteholder 9	12/27/18	12/27/19	105,000	(78,248)	26,753	2,140
Noteholder 9	12/27/18	12/27/19	131,250	(111,832)	19,418	2,186
Noteholder 8	11/15/18	11/15/19	265,000	(224,168)	40,832	3,195
Noteholder 9			131,250	(113,990)	17,260	1,553
Noteholder 11			580,537	(59,930)	520,607	8,112
Noteholder 10	4/24/18	4/24/19	500,000	-	500,000	-
			$3,770,359	$(792,040)	$2,978,319	$93,144

The following table summarizes all convertible notes outstanding as of September 30, 2018:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest
Noteholder 2	7/2/18	10/1/18	220,000	(220)	219,780	4,340
Noteholder 3	7/2/18	10/1/18	220,000	(220)	219,780	4,340
Noteholder 4	8/1/18	10/1/18	330,000	(492)	329,508	-
Noteholder 1	8/14/18	8/14/19	167,100	(13,591)	153,509	2,839
Noteholder 5	8/29/18	2/28/19	222,222	(78,670)	143,552	-
Noteholder 6	9/6/18	9/6/19	125,000	(89,921)	35,079	-
Noteholder 3	9/13/18	3/11/19	585,000	(513,062)	71,938	-
Noteholder 7	9/17/18	9/17/19	62,500	(57,381)	5,119	-
Noteholder 10	4/24/18	4/24/19	500,000	0	500,000	-
			$2,431,822	$(753,557)	$1,678,265	$11,519

Noteholder 1

On August 14, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $275,600 of which $15,600 was an original issue discount and $10,000 was paid directly to third parties resulting in cash proceeds to the Company of $250,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on August 14, 2018. The Note is convertible into the Company’s common stock commencing 180 days from the date of issuance at a conversion price equal to 75% of the lowest trade price of the Company’s common stock for the fifteen prior trading days including the date of conversion. During the year ended September 30, 2018, the holder elected to convert $167,100 of principal due in exchange for 479,848 shares of common stock and the holder elected to convert $2,988 of interest due in exchange for 10,163 shares of common stock. There was $0 and $167,100 of principal and $0 and $2,839 of accrued interest due at March 31, 2019 and September 30, 2018, respectively.

Noteholder 2

On July 2, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $220,000 of which $20,000 was an original issue discount and $17,000 was paid directly to third parties resulting in cash proceeds to the Company of $183,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on October 1, 2018. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.60 per share. There was $220,000 and $220,000 of principal and $13,116 and $4,340 of accrued interest due March 31, 2019 and September 30, 2018, respectively.

Noteholder 3

On July 2, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $220,000 of which $20,000 was an original issue discount resulting in cash proceeds to the Company of $200,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on October 1, 2018. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.60 per share. There was $220,000 and $220,000 of principal and $13,116 and $4,340 of accrued interest due March 31, 2019 and September 30, 2018, respectively.

On September 17, 2018, the Company entered into an exchange agreement with an unrelated party for the principal amount $585,000, of which the loan payable to Palliatech, Dated August 1, 2017, outstanding and principal of $549,652 would be assumed by the new note holder, with difference of $35,348 to be treated as an original issue discount. The new convertible note payable carries an interest rate of 0% per annum is convertible into common stock of the Company at the option of the noteholder immediately at 80% of the lowest volume weighted average price of the Company’s common stock in the preceding 20 trading days. There was $435,000 of principal and $0 accrued interest due on both March 31, 2019 and September 30, 2018.

Noteholder 4

On August 1, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $330,000 of which $30,000 was an original issue discount resulting in cash proceeds to the Company of $300,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, was due on October 1, 2018. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.60 per share. There was $330,000 and $330,000 of principal and $17,504 and $10,994 of accrued interest due at March 31, 2019 and September 30, 2018, respectively.

On October 2, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $220,000 of which $20,000 was an original issue discount resulting in cash proceeds to the Company of $200,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on January 1, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.60 per share. There was $220,000 of principal and $8,679 of accrued interest due at March 31, 2019.

Noteholder 5

On August 29, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $222,222 of which $22,222 was an original issue discount and $5,500 was paid directly to third parties resulting in cash proceeds to the Company of $194,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 5%, is due on February 28, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.70 per share. There was $222,222 and $222,222 of principal and $3,775 and $0 of accrued interest due at March 31, 2019 and September 30, 2018, respectively. The holder has issued a notice of default on this promissory note.

Noteholder 6

On September 6, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $125,000 of which $15,000 was an original issue discount parties resulting in cash proceeds to the Company of $110,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 10%, is due on September 6, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.50 per share. There was $125,000 and $125,000 of principal and $7,055 and $0 of accrued interest due at March 31, 2019 and September 30, 2018, respectively.

Noteholder 7

On September 6, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $62,500 of which $6,250 was an original issue discount resulting in cash proceeds to the Company of $56,250 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 10%, is due on September 6, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.50 per share. There was $62,500 and $62,500 of principal and $3,339 and $0 of accrued interest due at March 31, 2019 and September 30, 2018, respectively.

Noteholder 8

On November 15, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $222,600 of which $12,600 was an original issue discount resulting in cash proceeds to the Company of $210,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on November 15, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.55 per share. There was $222,600 of principal and $6,635 of accrued interest due at March 31, 2019.

On February 4, 2019, the Company entered into a convertible note payable with an unrelated party for $265,000 of which $15,000 was an original issue discount and $10,000 in third party fees resulting in net cash proceeds to the Company of $240,000. The convertible note payable carries interest at a rate of 8% per annum, is due on February 4, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $265,000 of principal and $3,195 of accrued interest due at March 31, 2019.

Noteholder 9

On December 27, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $105,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on December 27, 2019. The Note is convertible into the Company’s common stock commencing 180 days from the date of issuance at a conversion price equal to 65% of the lowest trade price of the Company’s common stock for the fifteen prior trading days including the date of conversion. There was $105,000 of principal and $2,140 of accrued interest due at March 31, 2019.

On January 14, 2019, the Company entered into a convertible note payable with an unrelated party for $131,250 of which included $6,250 in third party fees resulting in net cash proceeds to the Company of $125,000. The convertible note payable carries interest at a rate of 8% per annum, is due on January 14, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $131,250 of principal and $2,186 of accrued interest due at March 31, 2019.

On February 4, 2019, the Company entered into a convertible note payable with an unrelated party for $131,250 of which included $6,250 in third party fees resulting in net cash proceeds to the Company of $125,000. The convertible note payable carries interest at a rate of 8% per annum, is due on February 4, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $131,250 of principal and $1,553 of accrued interest due at March 31, 2019.

Noteholder 10

On April 24, 2018, the Company entered into a convertible note payable totaling $500,000 in exchange for 100% of the assets of Leaf Detective LLC. The note bears no interest, matures on April 24, 2019 and automatically converted to common stock at $1.25 per share on the maturity date. In the event the average lowest trading price of the Company’s common stock during the five days prior to maturity is less than $1.25 per share, the Company will pay the noteholder the difference between $1.25 and the average lowest trading price during the preceding five days per share converted in cash. There was $500,000 principal and $0 interest due on both March 31, 2019 and September 30, 2018.

Noteholder 11

On February 8, 2019, the Company entered into an exchange agreement with an unrelated party for $580,537, of which the loan payable to Palliatech, dated September 1, 2017, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 10% per annum, with one year interest guaranteed, is due on February 8, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 30% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $580,537 of principal and $8,112 of accrued interest due at March 31, 2019.

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

During the six month quarter ended March 31, 2019, the Company also issued nineteen additional debentures under the same terms for additional cash proceeds of $374,000. The additional debentures carry an additional 187,000 warrants to purchase additional common shares of the Company at $0.80 per share. Additionally, the outstanding principal and interest may be converted to common stock of the Company at $0.60 per share.

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

The Company separately assessed the value of the detachable warrants and conversion features of the convertible debentures. The Company separately initially valued the detachable warrants issued with the convertible debentures at $3,351,160 using a Black-Scholes model with the following assumptions:

Expected term of options granted	2 years
Expected volatility	211 - 223%
Risk-free interest rate	2.09 - 2.25%
Expected dividend yield	0%

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

As of March 31, 2019 the Company has amortized $698,521 of the total outstanding debt discount leaving an unamortized debt discount of $3,484,269. The remaining debt discount will be amortized to interest expense over the expected life of the note. There was $5,183,000 of principal and accrued interest totaling $446,427 outstanding as of March 31, 2019.

Note 13 – Derivative Liability

As of March 31, 2019 and September 30, 2018, Company had a derivative liability balance of $2,102,387 and $1,181,278 on the balance sheets and recorded a loss of $556,647 from derivative liability fair value adjustments during the six months ended March 31, 2019.

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

On February 4, 2019, the Company issued a $265,000 convertible promissory note to an unrelated party that matures on February 4, 2020. Refer to Noteholder 8 under “Note 12 – Convertible Debentures” for more information. The Company analyzed the conversion feature of the agreement for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.

The aggregate fair value of the derivative at the issuance date of the note was $322,521 which was recorded as a derivative liability on the balance sheet. The Company recognized a loss of $322,521 on derivative fair value measurement.

On February 5, 2019, the Company issued a $131,250 convertible promissory note to an unrelated party that matures on February 5, 2020. Refer to Noteholder 9 under “Note 12 – Convertible Debentures” for more information. The Company analyzed the conversion feature of the agreement for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.

The aggregate fair value of the derivative at the issuance date of the note was $144,752 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $14,423 which was up to the face value of the convertible note with the excess fair value at initial measurement of $130,329 being recognized as a loss on derivative fair value measurement.

On February 11, 2019, the Company issued a $131,250 convertible promissory note to an unrelated party that matures on February 11, 2020. Refer to Noteholder 9 under “Note 12 – Convertible Debentures” for more information. The Company analyzed the conversion feature of the agreement for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.

The aggregate fair value of the derivative at the issuance date of the note was $228,916 which was recorded as a derivative liability on the balance sheet. The Company recognized a loss of $228,916 on derivative fair value measurement.

At March 31, 2019, the Company marked-to-market the fair value of the derivative liabilities related to conversion features and determined an aggregate fair value of $1,445,738 and recorded a $430,636 loss from change in fair value for the six months ended March 31, 2019. The fair value of the embedded derivatives was determined using a Black-Scholes option pricing model based on the following assumptions: (1) expected volatility of 110%, (2) risk-free interest rate of 2.40%, (3) exercise prices of $0.21 - $0.31, and (4) expected lives of 0.63 – 0.87 years.

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

At March 31, 2019, the Company marked-to-market the fair value of the derivative liabilities related to warrants and determined an aggregate fair value of $627,792 and recorded a $651,427 gain from change in fair value for the six months ended March 31, 2019. The fair value of the derivatives was determined using a Black-Scholes option pricing model based on the following assumptions: (1) expected volatility of 110%, (2) risk-free interest rate of 2.40%, (3) exercise prices of $0.60 to $0.80, and (4) expected lives of 0.87 – 0.99 of a year.

The following table summarizes the derivative liabilities included in the balance sheet at March 31, 2019:

Fair Value of Derivative Liabilities:
Balance, September 30, 2018	$1,181,278
Initial measurement of derivative liabilities	1,145,140
Change in fair market value	(224,021)
Write off due to conversion	-
Balance, March 31, 2019	$2,102,387

The following table summarizes the gain (loss) on derivative liability included in the income statement for the six months ended March 31, 2019 and 2018, respectively.

	March 31,
	2018	2017
Day one loss due to derivatives on convertible debt	$(780,678)	$(352,206)
Change in fair value of derivatives	224,021	160,928
Total derivative gain (loss)	$(556,647)	$(191,278)

NOTE 14 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the six months ended March 31, 2019:

	Shares	Weighted-Average Exercise Price Per Share
Outstanding, September 30, 2018	4,638,050	$0.784
Granted	646,920	0.610
Exercised		-
Forfeited	-	-
Expired	-	-
Outstanding, March 31, 2019	5,284,970	$0.764

The following table discloses information regarding outstanding and exercisable options and warrants at March 31, 2019:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.400	110,000	$0.400	2.38	110,000	$0.400
$0.420	330,000	$0.420	4.80	330,000	$0.420
$0.500	165,000	$0.500	2.45	162,500	$0.500
$0.600	627,220	$0.600	0.87	627,220	$0.600
$0.650	145,000	$0.650	3.57	36,250	$0.650
$0.800	3,482,750	$0.800	2.19	3,095,250	$0.800
$0.850	100,000	$0.850	4.05	-	$0.850
$1.050	25,000	$1.050	4.55	-	$1.050
$1.260	220,000	$1.260	3.25	110,000	$1.260
$1.300	10,000	$1.300	2.56	7,500	$1.300
$1.386	60,000	$1.386	3.25	30,000	$1.386
$1.666	10,000	$1.666	3.34	5,000	1.666
Total	5,284,970	$0.783	2.82	4,513,720	$0.764

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

March 31, 2019
Expected term of options granted	1.1 to 5.0 years
Expected volatility	102.63 to 122.49%
Risk-free interest rate	2.57 to 2.67%
Expected dividend yield	0%

The Company recognized stock option expense of $169,922 and $72,587 during the three months ended March 31, 2019 and 2018, respectively. There was $787,907 of unrecognized stock-based compensation expense as of March 31, 2019.

Note 15 – Subsequent Events

Common Stock Issuances

The Company made the following issuances of common stock subsequent to March 31, 2019:

●	25,000 common shares for the conversion of 10,000 shares of Series D Preferred Stock.
●	58,245 common shares for the settlement of $21,000 of accounts payable.
●	12,500 common shares valued at $6,624 for the vesting of restricted stock grants for officers and directors
●	688,017 common shares for services valued at $192,390
●	1,201,420 common shares for the conversion of $357,222 of outstanding principal on convertible notes payable.
●	381,351 common shares for the settlement of $165,000 of outstanding interest and penalties on convertible notes payable.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained herein involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our business prospects;
●	our contractual arrangements and relationships with third parties;
●	the dependence of our future success on the general economy;
●	our possible financings; and
●	the adequacy of our cash resources and working capital.

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

On August 1, 2017, the Company entered into a Membership Interest Purchase Agreement with Viridis Analytics MA, LLC.

On December 29, 2017, the Company entered into a Membership Purchase Agreement to purchase 60% of the outstanding shares of C3 Labs, LLC on January 1, 2018. In August 2018, the company exercised its option to increase its ownership to 90%.

On April 29, 2018, the Company entered into an Asset Purchase Agreement with Leaf Detective, LLC which was closed on the same date.

On May 2, 2018, the Company entered into a Stock Purchase Agreement with Keystone, Labs, Inc. to purchase 50% of the outstanding shares of Keystone Labs.

On June 27, 2018, Greenhaus Analytical Labs, LLC, a wholly owned subsidiary of EVIO, Inc., entered into an Asset Purchase Agreement with MRX Labs LLC which completed on July 5, 2018.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

Revenues and Costs of Revenues

	Three Months Ended March 31			Percentage of Revenue
	2019	2018	Change	2019	2018
Testing services	$735,179	$689,011	$46,168	100%	94%
Consulting services	-	43,300	(43,300)	0%	6%
Total revenue	735,179	732,311	2,868	100%	100%

Cost of revenue
Testing services	$835,186	$664,182	$171,004	114%	91%
Consulting services	-	78,500	(78,500)	0%	11%
Depreciation	321,856	55,706	266,150	44%	8%
Total cost of revenue	1,157,042	798,388	358,654	157%	109%

Gross margin	$(421,863)	$(66,077)	$(355,786)	-10%	-9%

Revenues

For the three months ended March 31, 2019, we generated revenues of $735,179 compared to $732,311 for the three months ended March 31, 2018 an increase of $2,869 or 0.4%. The increase was due to increase in testing revenues, offset by a decrease in consulting revenue of $43,300.

Gross Profit

For the three months ended March 31, 2019, gross profit was ($421,863) compared to $(66,077) for the three months ended March 31, 2018 a decrease of 355,786. The decrease was primarily attributed to increase in operating costs in California including costs to implement and validate new analytical methods to meet the needs of California’s pesticide, heavy metals, and microbial testing regulations. Additional costs were incurred related to the relocation of the Massachusetts laboratory.

Operating Expenses

	Three months ending March 31
	2019	2018	Change	Percent of Revenue
Selling, general and administrative	$1,223,662	2,213,094	$(989,432)	166%	302%
Depreciation and amortization	57,116	83,769	(26,653)	8%	11%
Total Operating Expenses	$1,280,778	$2,296,863	$(1,016,085)	174%	313%

For the three months ended March 31, 2019, Total Operating Expenses were $1,280,778 compared to $2,296,863 for the three months ended March 31, 2018, a decrease of $1,016,085. A majority of the decrease was attributed to a reduction in stock-based compensation associated with the previous capital raise in the quarter ending March 31, 2018.

Operating Income (Loss)

For the three months ended March 31, 2019, loss from operations was $1,702,641, compared to $2,362,940 for the three months ended March 31, 2018 a decrease of $660,299 or 28%. The decrease in operating loss was attributed to a reduction in administrative expenses off-set by an increase in cost of goods sold.

Other Income (Expense)

	Three months ending March 31
	2019	2018	Change	Percent of Revenue
Interest expense, net of interest income	$(692,419)	(1,102,537)	$410,118	-94%	-150%
Other income (expense)	(33,422)	-	(33,422)	-5%	-
Gain (loss) on change in fair market value of derivative liabilities	(1,409,305)	1,780,769	(3,190,074)	-191%	243%
Total other income (expense)	$(2,135,146)	$678,232	$(2,813,378)	-290%	93%

For the three months ended March 31, 2019, the net expense from other income (expense) was $2,135,146, compared to a gain $678,232 for the three months ended March 31, 2018. The increase in net expense of $2,813,378, was a result of an increase in the loss on fair market value of derivative liabilities, offset by a decrease in interest expense.

Net Loss

	Three months ending March 31
	2019	2018	Change	Percent of Revenue
Net income (loss)	(3,837,787)	(1,684,708)	(2,153,079)	-522%	-230%
Provision for income taxes (benefit)	613		613	0.1%	0%
Net income (loss) attributable to noncontrolling interest	18,439	(4,906)	23,345	2.5%	-1%
Net income (loss) attributable to EVIO, Inc. shareholders	$(3,856,839)	$(1,679,802)	$(2,177,037)	-525%	-229%

Net loss during the three months ended March 31, 2019 was $3,838,400 compared to $1,684,708 during the three months ended March 31, 2018. The increase in net loss is the result of a decrease in gross margin and increases in change in fair market value of derivative liabilities, off-set by a reduction in operating expenses.

Six Months Ended March 31, 2019 compared to Six Months Ended March 31, 2018

Revenues

Revenues and Costs of Revenues

	Six Months Ended March 31			Percentage of Revenue
	2019	2018	Change	2019	2018
Testing services	$1,922,417	$1,576,360	$346,057	100%	94%
Consulting services	-	102,816	(102,816)	0%	6%
Total revenue	1,922,417	1,679,176	243,241	100%	100%

Cost of revenue
Testing services	$1,849,166	$1,360,840	$488,326	96%	81%
Consulting services	-	88,992	(88,992)	0%	5%
Depreciation	612,304	84,819	527,485	32%	5%
Total cost of revenue	2,461,470	1,534,651	926,819	128%	91%

Gross margin (loss)	$(539,053)	$144,525	$(683,578)	-28%	-9%

For the six months ended March 31, 2019, EVIO generated revenues of $1,922,417 compared to $1,679,176 for the six months ended March 31, 2018 an increase of $243,241, or 14%. The increase was due to increase in testing revenues, primarily in California, offset by a decrease in consulting revenue of $102,816.

Gross Profit

For the six months ended March 31, 2019, gross loss was $539,053 compared to gross profit of $144,525 for the six months ended March 31, 2018 a decrease of $683,577. The decrease was primarily attributed to increase in operating costs in California including costs to implement and validate new methods to meet the needs of California’s pesticide, heavy metals, and microbial testing regulations. Additional costs were incurred related to the relocation of the Massachusetts laboratory.

Operating Expenses

	Six months ending March 31
	2019	2018	Change	Percent of Revenue
Selling, general and administrative	$2,720,302	3,033,369	$(313,067)	142%	181%
Depreciation and amortization	115,982	141,156	(25,174)	6%	8%
Total Operating Expenses	$2,836,284	$3,174,525	$(338,241)	148%	189%

For the six months ended March 31, 2019, Total Operating Expenses was $2,720,302 compared to $3,033,369 for the six months ended March 31, 2018 a decrease of $313,067. The reduction in loss is primarily due a reduction in administrative expenses, specifically a reduction in stock-based compensation for services.

Operating Income (Loss)

For the six months ended March 31, 2019, loss from operations was $3,375,337, compared to $3,030,000 for the six months ended March 31, 2018 an increase of $345,337. The increase in operating loss was primarily due to increased cost associated with California operations.

Other Income (Expense)

	Six months ending March 31
	2019	2018	Change	Percent of Revenue
Interest expense, net of interest income	$(2,457,297)	(1,387,188)	$(1,070,109)	-128%	-83%
Other income (expense)	(97,517)	-	(97,519)	-5%	-
Gain (loss) on settlement of debt		(56,093)	56,093		-3.3%
Gain (loss) on change in fair market value of derivative liabilities	(556,647)	1,794,091	(2,350,738)	-29%	107%
Total other income (expense)	$(3,111,461)	$350,810	$(3,462,271)	-162%	21%

For the six months ended March 31, 2019, the net expense from other income (expense) was $3,111,461, compared to a gain $350,810 for the six months ended March 31, 2018. The increase in net expense of $3,462,271, was primarily due to an increase in the loss on fair market value of derivatives and increase in interest expense.

Net Loss

	Six months ending March 31
	2019	2018	Change	Percent of Revenue
Net income (loss)	(6,489,767)	(2,679,190)	(2,350,738)	-338%	-160%
Provision for income taxes (benefit)	2,969		2,969	0.2%	0%
Net income (loss) attributable to noncontrolling interest	(161,383)	(12,796)	(148,586)	-8%	-1%
Net income (loss) attributable to EVIO, Inc. shareholders	$(6,328,384)	$(2,666,394)	$(3,661,990)	-329%	-159%

Net loss during the six months ended March 31, 2019 was $6,489,767 compared to $2,679,190 during the six months ended March 31, 2018. The increase in net loss is the result of a decrease in gross margin, increase in interest expense, increased operating expenses, and increase in the loss on fair market value of derivative liabilities.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six month periods ended March 31, 2019 and 2018:

	2019	2018
Operating Activities	$(1,078,049)	$(2,148,643)
Investing Activities	(580,075)	(791,020)
Financing Activities	1,631,419	5,839,897
Effect of exchange rates on cash and cash equivalents	(7,769)
Net increase (decrease) in cash	$(34,474)	$2,900,234

Operating Activities

During the six months ended March 31, 2019, the Company used $1,078,049 in operating activities which consisted of a net loss of $6,489,767, non-cash losses of $3,965,148 and changes in working capital of $1,446,570.

During the six months ended March 31, 2018, the Company used $2,148,643 in operating activities which consisted of a net loss of $2,679,190, non-cash losses of $1,179,338 and changes in working capital of ($648,791).

Investing Activities

During the six months ended March 31, 2019, the Company used $580,075 in investing activities, all of which related to the purchase of equipment.

During the six months ended March 31, 2018, the Company used $791,020 in investing activities which consisted of 571,501 of cash used to purchase equipment, $39,987 of notes receivable, $200,000 of related party notes receivable and $20,468 of cash acquired in acquisitions.

Financing Activities

During the six months ended March 31, 2019, the Company used $1,631,419 in financing activities. The Company received $414,183 from the issuance of convertible debentures, $971,014 from the issuance of convertible notes, $199,040 from related party advances, $186,000 from the sale of common stock, made repayments of $93,050 on capital leases, repayments of $18,617 on loans payable and $27,151 on related party loans payable.

During the six months ended March 31, 2018, the Company used $5,839,897 in financing activities. The Company received $6,136,120 from the issuance of convertible debentures, $508,000 from the sale of common stock, made repayments of $22,347 on capital leases, repayments of $605,348 on loans payable and $176,528 on related party loans payable.

Dividends

The Company has never declared dividends.

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

Revenue Recognition

In 2018 the Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the company satisfies a performance obligation

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

Stock Based Compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), the Company measures the cost of stock based Compensation arrangements based on the grant date fair value and recognizes the cost in the financial statements over the period during which employees are required to provide services. Stock based compensation arrangements may include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in Internal Controls over Financial Reporting during the six months ended March 31, 2019. Upon hiring additional financial staff, EVIO will prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

PART II — OTHER INFORMATION

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

The above statement notwithstanding, shareholders and prospective investors should be aware that certain risks exist with respect to the Company and its business, including those risk factors contained in our most recent Registration Statements on Form S-1 and Form 10, as amended. These risks include, among others: limited assets, lack of significant revenues and only losses since inception, industry risks, dependence on third party manufacturers/suppliers and the need for additional capital. The Company’s management is aware of these risks and has established the minimum controls and procedures to ensure adequate risk assessment and execution to reduce loss exposure.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended March 31, 2019, which was not previously disclosed in our filings during that period.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 18, 2019.

EVIO, INC.

By:	/s/ William Waldrop
William Waldrop
Chief Executive Officer

By:	/s/ Paul Wright
Paul Wright
Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on October 18, 2019.

By:	/s/ William Waldrop
William Waldrop
Director & Principal Executive Officer

By:	/s/ Lori Glauser
Lori Glauser
Director

By:	/s/ Anthony Smith
Anthony Smith
Director

