Form 10-Q
period 2019-06-30
EVIO, INC.
filed 2019-11-15
CIK 715788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of November 14, 2019, there were 29,288,776 shares of common stock outstanding, 0 shares of Series A Preferred Stock, 5,000,000 shares of Series B Preferred Stock convertible at any time into 5,000,000 shares of common stock, 500,000 shares of Series C Preferred Stock convertible at any time into 2,500,000 shares of common stock, 514,500 shares of Series D Preferred Stock convertible at any time into 1,286,250 shares of common stock.

EVIO, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I — FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2019 AND SEPTEMBER 30, 2018

(UNAUDITED)

	June 30, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$61,064	$81,736
Accounts receivable, net of allowance of $164,617 and $414,475	331,346	234,178
Prepaid expenses	63,135	45,940
Other current assets	56,975	146,816
Note receivable, current portion	538,904	100,000
Total current assets	1,051,424	608,670
Right of use assets	2,580,812	-
Capital assets, net of accumulated depreciation of $324,257 and $123,854	1,485,254	411,241
Assets not in service	-	455,540
Land	212,550	212,550
Property and equipment, net of accumulated depreciation of $897,441 and $520,437	3,221,601	3,525,772
Security deposits	195,897	159,632
Note receivable	-	1,200,000
Prepaid expenses	120,993	63,582
Intangible assets, net of accumulated amortization of $603,485 and $318,816	1,386,424	1,680,569
Goodwill	6,008,526	6,037,404
Total assets	$16,263,481	$14,354,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,813,635	$1,546,617
Client deposits	156,964	363,211
Interest payable	952,563	416,459
Capital lease obligation, current	981,875	677,030
Derivative liability	1,120,966	1,181,2781
Convertible notes payable, net of discounts of $792,040 and $753,557, respectively	3,310,592	1,678,265
Loans payable, current, net of discounts $0 and $119,000, respectively	786,931	643,927
Total current liabilities	10,123,526	6,506,787
Convertible debentures, net of discounts of $3,484,269 and $4,043,836, respectively	1,716,955	1,153,164
Lease liabilities	2,630,353	-
Capital lease obligation, net of current	439,714	148,433
Loans payable, net of current	642,018	1,193,781
Convertible loans payable, related party, net of current	-	61,263
Loans payable, related party, net of current and discounts of $39,302 and $51,971	1,562,322	1,348,793
Total liabilities	17,114,888	10,412,221

Stockholders’ Equity:
Series B convertible preferred stock, $0.0001 par value. 5,000,000 authorized; 5,000,000 shares issued and outstanding at June 30, 2019 and September 30, 2018	500	500
Series C convertible preferred stock, $0.0001 par value. 500,000 authorized; 500,000 shares issued and outstanding at June 30, 2019 and September 30, 2018	50	50
Series D convertible preferred stock, $0.0001 par value. 1,000,000 authorized; 349,500 and 552,500 shares issued and outstanding at June 30, 2019 and September 30, 2018	35	55
Common stock, $0.0001 par value. 1,000,000,000 authorized; 27,839,340 and 23,255,409 shares issued and outstanding at June 30, 2019 and September 30, 2018	2,784	2,326
Subscription Receivable	-	-
Additional paid-in capital	24,576,290	21,495,621
Retained earnings (accumulated deficit)	(26,858,124)	(19,226,462)
Accumulated other comprehensive income	(296,936)	(263,985)
Total stockholders’ equity	(2,575,401)	2,008,105
Noncontrolling interest	1,723,994	1,934,634
Total equity	(851,407)	3,942,739
Total liabilities and stockholders’ equity	$16,263,481	$14,354,960

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Month Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenues
Testing revenue	$1,098,310	$595,701	$3,020,727	$2,172,061
Consulting revenue	3,000	38,637	3,000	141,453
Total revenues	1,101,310	634,338	3,023,727	2,313,514

Cost of revenue
Testing services	823,540	754,647	2,672,706	2,115,487
Consulting services	-	4,729	-	93,721
Depreciation and amortization	289,523	70,075	901,827	154,894
Total cost of revenue	1,113,063	829,451	3,574,532	2,364,102

Gross margin	(11,753)	(195,113)	(550,806)	(50,588)

Operating expenses:
Selling, general and administrative	1,486,539	1,989,753	4,206,841	5,023,122
Depreciation and amortization	62,291	125,500	178,273	266,656
Total operating expenses	1,548,830	2,115,253	4,385,114	5,289,778

Income (loss) from operations	(1,560,583)	(2,310,366)	(4,935,920)	(5,340,366)

Other income (expense)
Interest income (expense), net	(592,089)	(1,510,076)	(3,049,386)	(2,897,264)
Other income (expense)	(178,549)	-	(276,066)	-
Gain (loss) on settlement of debt	-	-	-	(56,093)
Gain (loss) on change in fair market value of derivative liabilities	981,421	363,352	424,774	2,157,443
Total other income (expense)	210,783	(1,146,724)	(2,900,678)	(795,914)
Income (loss) before income taxes	(1,349,800)	(3,457,090)	(7,836,598)	(6,136,280)

Provision for income taxes (benefit)	2,735		5,704	-

Net income (loss)	(1,352,535)	(3,457,090)	(7,842,302)	(6,136,280)
Net income (loss) attributable to noncontrolling interest	(49,257)	(257,101)	(210,640)	(269,897)
Net income (loss) attributable to EVIO, Inc. shareholders	$(1,303,278)	$(3,199,989)	$(7,631,662)	$(5,866,383)

Basic and diluted earnings (loss) per common share	(0.05)	(0.18)	$(0.29)	$(0.39)

Weighted-average number of common shares outstanding:
Basic and diluted	27,764,476	18,067,853	26,218,351	15,030,353

Comprehensive loss:
Net income (loss)	$(1,352,535)	$(3,457,090)	$(7,842,302)	$(6,136,280)
Foreign currency translation adjustment	82,610		(32,951)	-
Comprehensive income (loss)	$(1,269,925)	$(3,457,090)	$(7,875,253)	$(6,136,280)

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2019	2018
Cash flows from operating activities of continuing operations:
Net income (loss)	$(7,842,302)	$(6,126,280)

Amortization of debt discount	2,241,279	2,561,024
Common stock issued in exchange for fees and services	342,910	450,016
Depreciation and amortization	1,080,100	421,550
Loss on disposal of assets	64,095	-
Loss on settlement of accounts payable	-	3,750
Loss on settlement of debt	-	52,343
Provision for doubtful accounts	49,835	53,454
Stock based compensation	576,124	1,644,386
Unrealized (gain) loss on derivative liability	(424,774)	(2,157,443)
Changes in operating assets and liabilities:
Accounts receivable	(144,052)	(54,989)
Prepaid expenses	(74,605)	165,787
Other current assets	89,842	(71,400)
Security deposits	(35,646)	(467,614)
Operating lease right of use assets	49,541	-
Accounts payable and accrued liabilities	1,281,150	(323,907)
Customer deposits and deferred revenues	(206,113)	(17,313)
Deposits, related party	-	(180,000)
Interest payable	595,752	323,165
Net cash provided by (used in) operating activities	(2,356,864)	(3,733,471)

Cash flows from investing activities:
Cash consideration for acquisition of business	-	(1,574,541)
Notes receivable	761,096	-
Purchase of fixed assets	(853,644)	(883,512)
Net cash provided by (used in) investing activities	(92,548)	(2,458,053)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	592,000	2,041,501
Proceeds from issuance of common stock purchase warrants, net of issuance costs	-	7,999
Proceeds from issuance of convertible debentures	374,000	6,136,120
Proceeds from issuance of convertible notes, net of issuance costs	1,078,732	250,000
Proceeds from loans payable	2,718	-
Proceeds from related party advances	144,193	-
Proceeds (repayments) of capital leases	274,553	(58,103)
Repayments of loans payable	(30,476)	(612,531)
Repayments of related party loans payable	(11,906)	(246,526)
Net cash provided by (used in) financing activities	2,423,814	7,518,460

Effect of exchange rates on cash and cash equivalents	4,927	(193,506)
Net increase (decrease) in cash and cash equivalents	(20,671)	1,133,430
Cash and cash equivalents at beginning of period	81,735	121,013
Cash and cash equivalents at end of period	$61,064	$1,254,443

Supplemental disclosure of cash flow information:
Cash paid for interest	-	171,722
Cash paid for income taxes	-	-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and accrued interest into common stock	708,089	2,272,373
Reclassification of derivative liability to additional paid in capital	-	2,342,112
Settlement of account payable for common stock	-	18,750
Common stock issued for settlement of note payable	15,000	162,000
Common stock issued for settlement of related party note payable	-	62,500
Conversion of Series D Preferred stock to common stock	-	70
Debt discount recorded on convertible notes and debentures payable upon initial measurement of derivative liability	364,462	5,784,175
Debt discounts recorded for beneficial conversion features on convertible debentures and notes payable	846,985	-
Debt discounts recorded for original issue discounts on convertible debentures	-	472,480
Equipment financed through capital leases	323,383	385,208
Issuance of convertible notes payable and other obligations in connection with the acquisition of a business		1,100,000
Sale and assumption of note payable and accrued interest	556,658	-

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three and Nine Months Ended June 30, 2019 and 2018.

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Stock Subscriptions	Additional Paid-in	Retained	Accumulated Other Comprehensive	Stockholders'	Noncontrolling	Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Receivable	Capital	Earnings	Income	Equity	Interest	Equity

Balance, March 31, 2018	5,000,000	$500	500,000	$50	552,500	$55	16,068,505	$1,606	$-	$12,925,709	$(10,258,765)	$-	$2,669,155	$545,328	$3,214,483

Net income (loss)	-	-	-	-	-	-	-	-	-	-	(3,199,989)	-	(3,199,989)	(257,101)	(3,457,090)
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	(317,132)	(317,132)	-	(317,132)
Issuance of common stock in connection with the conversion of Series D preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with sales made under private offerings	-	-	-	-	-	-	1,291,392	130	-	1,533,372	-	-	1,533,502	-	1,533,502
Issuance of common stock in connection with the exercise of common stock purchase warrants	-	-	-	-	-	-	13,333	1	-	7,998	-	-	7,999	-	7,999
Issuance of common stock as compensation to employees, officers and/or directors	-	-	-	-	-	-	140,000	14	-	272,548	-	-	272,562	-	272,562
Issuance of common stock in exchange for consulting, professional and other services provided	-	-	-	-	-	-	15,000	2	-	10,805	-	-	10,807	-	10,807
Issuance of common stock in satisfaction of debt issuances costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the settlement of accounts payable	-	-	-		-		-		-	-	-	-	-	-	-
Issuance of common stock in connection with the settlement of notes payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion of loans payable	-	-	-	-	-	-	2,121,233	212	-	1,493,573	-	-	1,493,785	-	1,493,785
Issuance of common stock in connection with the conversion of debentures	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion of related party notes payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Issuance of common stock in connection with the conversion of interest payable	-	-	-	-	-	-	70,440	7	-	48,096	-	-	48,103	-	48,103
Common stock options issued under employee equity incentive plan	-	-	-	-	-	-	-	-	-	321,898	-	-	321,898	-	321,898
Reclassifcation of derivative liability to additional paid-in capital	-	-	-	-	-	-	-	-	-	1,459,658	-	-	1,459,658	-	1,459,658
Recognition of beneficial conversion features related to convertible debt instruments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Acquisition of equity interests in subsidiaries	-	-	-	-	-	-	-	-	-	-	-	-	-	1,962,095	1,962,095

Balance, June 30, 2018	5,000,000	$500	500,000	$50	552,500	$55	19,719,903	$1,972	$-	$18,073,657	$(13,458,754)	$(317,132)	$4,300,348	$2,250,322	$6,550,670

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the Three Months Ended June 30, 2019

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders'	Noncontrolling	Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Receivable	Capital	Earnings	Income	Equity	Interest	Equity

Balance, March 31, 2019	5,000,000	$500	500,000	$50	349,500	$35	27,094,744	$2,709	$(406,000)	$24,278,681	$(25,554,846)	$(379,546)	$(2,058,417)	$1,773,251	$(285,166)

Net income (loss)	-	-	-	-	-	-	-	-	-	-	(1,303,278)	-	(1,303,278)	(49,257)	(1,352,535)
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	82,610	82,610	-	82,610
Issuance of common stock in connection with the conversion of Series D preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Cash Received from common stock subscriptions	-	-	-	-	-	-			406,000		-	-	406,000	-	406,000
Issuance of common stock in connection with the exercise of common stock purchase warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock as compensation to employees, officers and/or directors	-	-	-	-	-	-	25,000	3	-	12,872	-	-	12,875	-	12,875
Issuance of common stock in exchange for consulting, professional and other services provided	-	-	-	-	-	-	688,017	69	-	149,682	-	-	149,751	-	149,751
Issuance of common stock in satisfaction of debt issuances costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the settlement of accounts payable	-	-	-	-	-	-	31,579	3	-	14,997	-	-	15,000	-	15,000
Issuance of common stock in connection with the settlement of notes payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion of loans payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion of debentures	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion of related party notes payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion
Issuance of common stock purchase warrants in satisfaction of of interest payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock purchase warrants in satisfaction of debt issuances costs	-	-	-	-	-	-	-	-	-	(47,340)	-	-	(47,340)	-	(47,340)
Reclassifcation of derivative liability to additional paid-in capital	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Recognition of beneficial conversion features related to convertible debt instruments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Stock based compensation related to employee stock options	-	-	-	-	-	-	-	-	-	167,397	-	-	167,397	-	167,397
Acquisition of equity interests in subsidiaries	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Balance, June 30, 2019	5,000,000	$500	500,000	$50	349,500	$35	27,839,340	$2,784	$-	$24,576,289	$(26,858,124)	$(296,936)	$(2,575,402)	$1,723,994	$(851,408)

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the Nine Months Ended June 30, 2018

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Stock Subscriptions		AdditionaL Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders'	Noncontrolling	Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Receivable		Capital	Earnings	Income	Equity	Interest	Equity

Balance, September 30, 2017	5,000,000	$500	500,000	$50	832,500	$83	10,732,922	$1,073	$-	#	$7,657,982	$(7,592,371)	$-	$67,317	$158,124	$225,441

Net income (loss)	-	-	-	-	-	-	-	-	-		-	(5,866,383)	-	(5,866,383)	(269,897)	(6,136,280)
Change in foreign currency translation	-	-	-	-	-	-	-	-	-		-	-	(317,132)	(317,132)	-	(317,132)
Issuance of common stock in connection with the conversion of Series D preferred stock	-	-	-	-	(280,000)	(28)	700,000	70	-		(42)	-	-	-	-	-
Issuance of common stock in connection with sales made under private offerings	-	-	-	-	-	-	2,561,392	257	-		2,041,115	-	-	2,041,372	-	2,041,372
Issuance of common stock in connection with the exercise of common stock purchase warrants	-	-	-	-	-	-	13,333	1	-		7,998	-	-	7,999	-	7,999
Issuance of common stock as compensation to employees, officers and/or directors	-	-	-	-	-	-	200,000	20	-		439,987	-	-	440,007	-	440,007
Issuance of common stock in exchange for consulting, professional and other services provided	-	-	-	-	-	-	269,750	27	-		290,187	-	-	290,214	-	290,214
Issuance of common stock in satisfaction of debt issuances costs	-	-	-	-	-	-	620,271	62	-		1,389,345	-	-	1,389,407	-	1,389,407
Issuance of common stock in connection with the settlement of accounts payable	-	-	-	-	-	-	37,500	4	-		18,746	-	-	18,750	-	18,750
Issuance of common stock in connection with the settlement of notes payable	-	-	-	-	-	-	324,000	32	-		161,968	-	-	162,000	-	162,000
Issuance of common stock in connection with the conversion of loans payable	-	-	-	-	-	-	3,990,883	399	-		2,196,389	-	-	2,196,788	-	2,196,788
Issuance of common stock in connection with the conversion of debentures	-	-	-	-	-	-	-	-	-		-	-	-	-	-	-
Issuance of common stock in connection with the conversion of related party notes payable	-	-	-	-	-	-	125,000	13	-		62,487	-	-	62,500	-	62,500
Issuance of common stock in connection with the conversion of interest payable	-	-	-	-	-	-	144,852	14	-		75,352	-	-	75,366	-	75,366
Common stock options issued under employee equity incentive plan	-	-	-	-	-	-	-	-	-		1,390,031	-	-	1,390,031	-	1,390,031
Reclassifcation of derivative liability to additional paid-in capital	-	-	-	-	-	-	-	-	-		2,342,112	-	-	2,342,112	-	2,342,112
Recognition of beneficial conversion features related to convertible debt instruments	-	-	-	-	-	-	-	-	-		-	-	-	-	-	-
Acquisition of equity interests in subsidiaries	-	-	-	-	-	-	-	-	-		-	-	-	-	2,362,095	2,362,095

Balance, June 30, 2018	5,000,000	$500	500,000	$50	552,500	$55	19,719,903	$1,972	$-		$18,073,657	$(13,458,754)	$(317,132)	$4,300,348	$2,250,322	$6,550,670

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the Nine Months Ended June 30, 2019

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Stock Subscriptions	AdditionaL Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders'	Noncontrolling	Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Receivable	Capital	Earnings	Income	Equity	Interest	Equity

Balance, September 30, 2018	5,000,000	$500	500,000	$50	552,500	$55	23,255,411	$2,326	$-	$21,495,621	$(19,226,462)	$(263,985)	$2,008,105	$1,934,634	$3,942,739

Net income (loss)	-	-	-	-	-	-	-	-	-	-	(7,631,662)	-	(7,631,662)	(210,640)	(7,842,302)
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	(32,951)	(32,951)	-	(32,951)
Issuance of common stock in connection with the conversion of Series D preferred stock	-	-	-	-	(203,000)	(20)	507,500	50	-	(30)	-	-	-	-	-
Issuance of common stock in connection with sales made under private offerings	-	-	-	-	-	-	1,415,000	142	-	591,858	-	-	592,000	-	592,000
Issuance of common stock in connection with stock subscriptions received under private offerings	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the exercise of common stock purchase warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock as compensation to employees, officers and/or directors	-	-	-	-	-	-	112,500	11	-	68,239	-	-	68,250	-	68,250
Issuance of common stock in exchange for consulting, professional and other services provided	-	-	-	-	-	-	1,038,017	104	-	331,047	-	-	331,151	-	331,151
Issuance of common stock in satisfaction of debt issuances costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the settlement of accounts payable	-	-	-	-	-	-	31,579	3	-	14,997	-	-	15,000	-	15,000
Issuance of common stock in connection with the settlement of notes payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion of loans payable	-	-	-	-	-	-	779,808	78	-	317,022	-	-	317,100	-	317,100
Issuance of common stock in connection with the conversion of debentures	-	-	-	-	-	-	669,362	67	-	387,933	-	-	388,000	-	388,000
Issuance of common stock in connection with the conversion of related party notes payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Issuance of common stock in connection with the conversion of interest payable	-	-	-	-	-	-	10,163	1	-	2,987	-	-	2,988	-	2,988
Issuance of common stock purchase warrants in satisfaction of debt issuances costs	-	-	-	-	-	-	20,000	2	-	11,758	-	-	11,760	-	11,760
Reclassification of derivative liability to additional paid-in capital	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Recognition of beneficial conversion features related to convertible debt instruments	-	-	-	-	-	-	-	-	-	846,985	-	-	846,985	-	846,985
Stock based compensation related to employee stock options	-	-	-	-	-	-	-	-	-	507,873	-	-	507,873	-	507,873
Acquisition of equity interests in subsidiaries	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Balance, June 30, 2019	5,000,000	$500	500,000	$50	349,500	$35	27,839,340	$2,784	$-	$24,576,290	$(26,858,124)	$(296,936)	$(2,575,401)	$1,723,994	$(851,407)

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Florida: The Company licenses its brand to Kaycha Holdings, which operates two ISO 17025 accredited laboratories in the state. Subsequent to the quarter ended, Kaycha Labs Florida is no longer operating under the EVIO Labs brand, the license agreement is still in effect.

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

Allowance for Doubtful Accounts

The Company provides for the possibility that some of its present trade accounts receivable may not be collectible. By establishing an Allowance for Doubtful Accounts, the company is ensuring the net realizable value of its trade accounts receivable are not overstated in the financial statements.

For the purpose of the allowance calculation, receivables will be aged as Current, 1-30 days past due, 31-60 days past due, 61-90 days past due and over 91 days past due. The Company calculates an allowance quarterly of estimated non-collectability for all accounts receivable based on the following formula criteria.

Receivables Aging	Allowance
Current	2.5%
1 – 30 Days past due	5.0%
31 – 60 Days past due	10.0%
61 – 90 Days past due	75.0%
Over 91 Days past due	98.0%

The Company categorizes delinquent accounts receivable are customers with balances older than 60 days at the time of review. Delinquent accounts receivable are escalated to advanced recovery efforts including obtaining services of third-party debt collectors. Significant delinquent accounts with balances older than 360 days will be written off with CEO or COO approval.

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

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. There were 26,218,351 and 15,030,353 potentially dilutive common shares outstanding as of June 30, 2019 and 2018, respectively. Because of the net losses incurred during the Nine Months Ended June 30, 2019 and 2018, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from the diluted loss per share calculations.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on June 30, 2019:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$1,120,966	$1,120,966

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

Amortization of lease assets is included in general and administrative expenses. The future minimum lease payments of lease liabilities as of June 30, 2019, are as follows:

Year ended June 30,	Operating Leases	Financing Leases
2019	791,260	$435,093
2020	932,082	432,177
2021	649,795	459,420
2022	519,422	234,776
2023	323,356	204,812
Thereafter	27,911	4,977
Total lease payments	3,243,826	1,771,255
Less: Payments Made	(613,473)	(349,666)
Total Lease Liabilities	$2,630,353	$1,421,589

Note 5 – INTANGIBLE ASSETS

The Company’s intangible assets consist of customer lists, testing licenses, favorable leases and websites. The components of intangible assets as of June 30, 2019 and September 30, 2018 consist of:

	June 30, 2019	September 30, 2018
Customer list	$860,044	$865,672
License	503,000	503,000
Favorable lease	3,100	3,100
Domains & Websites	49,606	49,690
Non-compete agreements	183,513	184,563
Assembled Workforce	50,750	50,750
Patent	11,334	-
Intellectual Property	328,563	342,610
Total	1,970,162	1,999,385
Accumulated amortization	(603,486)	(318,815)
Net value	$1,386,424	$1,680,570

The Company estimates amortization to be recorded on existing intangible assets through the year ended September 30, 2030 to be:

Amortization
2019	$103,231
2020	350,149
2021	310,340
2022	241,161
2023	200,070
2024	126,359
2025	44,979
2026	2,317
2027	2,317
2028	2,317
2029	2,317
2030	868
Total	$1,386,424

Note 6 – Concentration of Credit Risk

Instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits, notes receivable and accounts receivable. As of June 30, 2019, the Company did not hold cash at any financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation (“FDIC”) of up to $250,000.

Customer Concentrations

During the Nine Months Ended June 30, 2019, there was no customers that represented over 10% of the Company’s revenues. During the Nine Months Ended June 30, 2018, no customer represented over 10% of the Company’s revenues.

As of June 30, 2019, the Company had total accounts receivable net of allowances of $331,346. Three clients comprised a total of 27% of this balance as follows:

	Balance	Percent of Total
Customer 1	$57,067	12%
Customer 2	42,625	9%
Customer 3	28,121	6%
All others	368,150	74%
Total	495,963	100%
Allowance for doubtful accounts	(164,617)
Net accounts receivable	$331,346

As of September 30, 2018, the Company had total accounts receivable, net of allowances, of $251,655. Three separate clients comprised a total of 36% of this balance as follows:

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Building	39 years
Laboratory and Computer Equipment	5 years
Furniture and Fixtures	7 years
Software	3 years
Domains	15 years

The Company’s property and equipment consisted of the following as of June 30, 2019 and September 30, 2018:

	June 30, 2019	September 30, 2018
Assets Not-In-Service	$-	$455,540
Capital Assets	1,809,511	535,095
Land	212,550	212,550
Buildings & Real Estate	941,857	937,450
Furniture and Equipment	183,557	189,459
Laboratory Equipment	2,145,958	2,468,141
Software	79,057	63,913
Leasehold Improvements	684,698	303,331
Vehicles	83,915	83,915
Total	6,141,103	5,249,394
Accumulated depreciation	(1,221,698)	(644,291)
Net value	$4,919,405	$4,605,103

Note 8 – Related Party Transactions

During the Nine Months Ended June 30, 2019, the Company received loans from its Chief Operating Officer totaling $15,000 and made repayments totaling $1,040 leaving a balance due as of June 30, 2019 of $13,960. The advances are non-interest bearing and due on demand. There was $13,960 and $0 due as of June 30, 2019 and September 30, 2018 and is included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties.

During the Nine Months Ended June 30, 2019 the Company made payments to Sara Lausmann, associated with the asset purchase of Oregon Analytical Services, LLC, totaling $12,000. There was $568,299 and $580,299 of principal due as of June 30, 2019 and September 30, 2018, respectively. The note carries interest at a rate of 5% per annum and had accrued interest totaling $100,737 and $79,295 due as of June 30, 2019 and September 30, 2018, respectively.

During the Nine Months Ended June 30, 2019, the Company made $25,500 in payments to Anthony Smith, our Chief Science Officer, associated with the purchase of 80% of Smith Scientific Industries. There was $210,500 and $236,000 of principal due as of June 30, 2019 and September 30, 2018, respectively. The note carries interest at a rate of 5% per annum and had accrued interest totaling $39,320 and $30,960 due as of June 30, 2019 and September 30, 2018, respectively.

During the Nine Months Ended June 30, 2019, the Company made repayments to Henry Grimmett, prior Company Director (retired April 2018), on an outstanding loan from member assumed by the Company, totaling a note payable of Greenhaus Analytical Services, LLC, totaling $3,858.85. There was $113,554 and $117,412 of principal due as of June 30, 2019 and September 30, 2018, respectively. The note bears interest at 0% per annum and requires repayments of $25,000 quarterly.

During the Nine Months Ended June 30, 2019, the Company made no payments to Henry Grimmett, prior Company Director (retired April 2018), associated with the acquisition of Greenhaus Analytical Services, LLC. The Company entered into a $340,000 note payable as part of its acquisition of Greenhaus Analytical Services, LLC. The note carries interest at a rate of 6% per annum and matures on October 16, 2020. There was $340,000 of principal as of June 30, 2019 and September 30, 2018. Unamortized debt discount of $32,967 and $51,971 as of June 30, 2019 and September 30, 2018, respectively and $55,164 and $39,905 of accrued interest due as of June 30, 2019 and September 30, 2018, respectively.

During the Nine Months Ended June 30, 2019, the Company received $178,894 from a related party associate with Keystone Labs and made repayment of $7,007, leaving balances due of $329,079 and $153,177 as of June 30, 2019 and September 30, 2018, respectively. Amounts have been adjusted for USD. The advances are non-interest bearing and due on demand and is included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties.

Note 9 – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

The Company has 0 shares of Series A Convertible Stock issued and outstanding as of June 30, 2019 and 2018.

Series B Convertible Preferred Stock

The Company designated 5,000,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) with a par value of $0.0001 per share. The Company has 5,000,000 shares of Series B Convertible Stock issued and outstanding as of June 30, 2019 and 2018. These shares converted to common stock at a rate of 1 common share per each shares of Series B Convertible Preferred Stock.

Series C Convertible Preferred Stock

The Company designated 500,000 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) with a par value of $0.0001 per share. There were 500,000 shares of Series C Convertible Stock issued and outstanding as of June 30, 2019 and 2018. These shares converted to common stock at a rate of 5 common shares per each shares of Series C Convertible Preferred Stock.

Series D Convertible Preferred Stock

The Company designated 1,000,000 shares of Series D Convertible Preferred Stock (“Series D Preferred Stock”) with a par value of $0.0001 per share. These shares converted to common stock at a rate of 2.5 common shares per each shares of Series D Convertible Preferred Stock.

During the Nine Months Ended June 30, 2019, the Company received conversion notices from Series D Preferred Stockholders resulting in a total of 507,500 shares of common stock being issued for the conversion of 203,000 shares of Series D Preferred Stock.

During the Nine Months Ended June 30, 2018, the Company received conversion notices from Series D Preferred Stockholders resulting in a total of 700,000 shares of common stock being issued for the conversion of 280,000 shares of Series D Preferred Stock.

There were 349,500 and 552,500 shares of Series D Convertible Stock issued and outstanding as June 30, 2019 and June 30, 2018, respectively.

Common Stock

During the Nine Months Ended June 30, 2019, the Company issued 1,038,017 common shares valued at $331,151 for services; 1,415,000 common shares for cash proceeds of $592,000; 112,500 common shares valued at $68,250 under its employee equity incentive plan; 779,808 common shares for the conversion of $317,100 of outstanding principal on convertible notes payable; 669,362 common shares for the conversion of $388,000 of convertible debentures; 10,163 common shares for conversion of interest payable of $2,988; 507,500 common shares for the conversion of Preferred Series D stock, and 20,000 common shares valued at $11,760 for debt issue costs. All conversions of outstanding principal and accrued interest on convertible notes payable were done so at contractual terms.

During the Nine Months Ended June 30, 2018, the Company issued 269,750 common shares valued at $290,216 for services; 700,000 common shares for the conversion of 280,000 shares of Series D Preferred Stock; 2,561,392 common shares for cash proceeds of $2,041,501; 200,000 common shares valued at $440,021 under its employee equity incentive plan; 37,500 common shares for the settlement of $18,750 of accounts payable; 3,990,883 common shares for the conversion of $2,197,000 of outstanding principal on convertible notes payable; 144,852 for the conversion of $75,373 of convertible accrued interest; 324,000 common shares for the settlement of non-convertible debt and interest totaling $162,000; 125,000 common shares for the settlement of non-convertible related party debt totaling $62,500 and 670,271 common shares valued at $1,414,907 for debt issue costs from a capital raise. All conversions of outstanding principal and accrued interest on convertible notes payable were done so at contractual terms

There were 27,839,340 and 19,719,903 shares of common stock issued and outstanding at June 30, 2019 and June 30, 2018, respectively.

Note 10 – LOANS PAYABLE

The Company had the following loans payable outstanding as of June 30, 2019 and September 30, 2018:

	June 30, 2019	September 30, 2018
On March 16, 2017, the Company executed notes payable for the purchase of three vehicles. The notes carry interest at 6.637% annually and mature on March 31, 2023.	50,338	60,477

On September 6, 2017, the Company entered into a note payable totaling $1,000,000 for the purchase of an outstanding note receivable. The note carries interest at 8% annually and is due on July 6, 2018.	-	500,000

On June 28, 2018, the Company executed a note payable for $650,000 for the purchase of the building at 14775 SW 74th Ave, Tigard, OR. The note carries interest at 8% annually and is due on June 28, 2021.	628,611	646,231

On July 5, 2018, the Company executed a note payable for $750,000 for the asset purchase of MRX Labs. The note carries interest at 8% annually and is due on January 5, 2019.	750,000	750,000
	1,428,949	1,956,708
Less: unamortized original issue discounts	-	(119,000)
Total loans payable	1,428,949	1,837,708
Less: current portion of loans payable	786,931	643,627

Long-term portion of loans payable	$642,018	$1,193,781

As of June 30, 2019 and September 30, 2018, the Company accrued interest of $59,178 and $47,767 respectively

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

The following table summarizes all convertible notes outstanding as of June 30, 2019:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest

Noteholder 3	7/2/18	10/1/18	220,000	-	220,000	17,504
Noteholder 4	8/1/18	1/1/19	330,000	-	330,000	24,085
Noteholder 5	8/29/18	2/28/19	222,222	-	222,222	9,285
Noteholder 6	9/6/18	9/6/19	125,000	(16,203)	108,797	10,171
Noteholder 3	9/13/18	3/11/19	435,000	-	435,000	-
Noteholder 7	9/17/18	9/17/19	62,500	(12,234)	50,266	4,897
Noteholder 4	10/2/18	1/1/19	220,000	-	220,000	13,067
Noteholder 8	11/15/18	11/15/19	222,600	(82,147)	140,453	11,075
Noteholder 9	12/27/18	12/27/19	105,000	(52,068)	52,932	4,235
Noteholder 9	1/14/19	1/14/20	131,250	(78,836)	52,414	4,804
Noteholder 8	2/04/19	2/04/20	265,000	(158,100)	106,900	8,480
Noteholder 9	2/05/19	2/05/20	131,250	(81,267)	49,983	4,171
Noteholder 11	2/08/19	2/08/20	580,537	(42,562)	537,974	22,585
Noteholder 8	3/15/19	3/15/20	70,913	-	70,913	1,663
Noteholder 9	3/15/19	3/15/20	70,913	-	70,913	1,663
Noteholder 12	3/15/19	3/15/20	70,913	-	70,913	1,663
Noteholder 13	3/15/19	3/15/20	70,913	-	70,913	1,663
Noteholder 10	4/24/18	4/24/19	500,000	-	500,000	-
			$3,834,010	$(523,418)	$3,310,592	$153,526

The following table summarizes all convertible notes outstanding as of September 30, 2018:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest
Noteholder 2	7/2/18	10/1/18	220,000	(220)	219,780	4,340
Noteholder 3	7/2/18	10/1/18	220,000	(220)	219,780	4,340
Noteholder 4	8/1/18	10/1/18	330,000	(492)	329,508	-
Noteholder 1	8/14/18	8/14/19	167,100	(13,591)	153,509	2,839
Noteholder 5	8/29/18	2/28/19	222,222	(78,670)	143,552	-
Noteholder 6	9/6/18	9/6/19	125,000	(89,921)	35,079	-
Noteholder 3	9/13/18	3/11/19	585,000	(513,062)	71,938	-
Noteholder 7	9/17/18	9/17/19	62,500	(57,381)	5,119	-
Noteholder 10	4/24/18	4/24/19	500,000	0	500,000	-
			$2,431,822	$(753,557)	$1,678,265	$11,519

Noteholder 1

On August 14, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $275,600 of which $15,600 was an original issue discount and $10,000 was paid directly to third parties resulting in cash proceeds to the Company of $250,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on August 14, 2018. The Note is convertible into the Company’s common stock commencing 180 days from the date of issuance at a conversion price equal to 75% of the lowest trade price of the Company’s common stock for the fifteen prior trading days including the date of conversion. During the year ended September 30, 2018, the holder elected to convert $167,100 of principal due in exchange for 479,848 shares of common stock and the holder elected to convert $2,988 of interest due in exchange for 10,163 shares of common stock. There was $0 and $167,100 of principal and $0 and $2,839 of accrued interest due at June 30, 2019 and September 30, 2018, respectively.

Noteholder 2

On July 2, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $220,000 of which $20,000 was an original issue discount and $17,000 was paid directly to third parties resulting in cash proceeds to the Company of $183,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on October 1, 2018. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.60 per share. There was $0 and $220,000 of principal and $13,116 and $0 of accrued interest due June 30, 2019 and September 30, 2018, respectively. This note was purchased by Noteholders 8, 9, 12 & 13.

Noteholder 3

On July 2, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $220,000 of which $20,000 was an original issue discount resulting in cash proceeds to the Company of $200,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on October 1, 2018. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.60 per share. There was $220,000 and $220,000 of principal and $17,504 and $4,340 of accrued interest due June 30, 2019 and September 30, 2018, respectively.

On September 17, 2018, the Company entered into an exchange agreement with an unrelated party for the principal amount $585,000, of which the loan payable to Palliatech, Dated August 1, 2017, outstanding and principal of $549,652 would be assumed by the new note holder, with difference of $35,348 to be treated as an original issue discount. The new convertible note payable carries an interest rate of 0% per annum is convertible into common stock of the Company at the option of the noteholder immediately at 80% of the lowest volume weighted average price of the Company’s common stock in the preceding 20 trading days. There was $435,000 of principal and $0 accrued interest due on both June 30, 2019 and September 30, 2018.

Noteholder 4

On August 1, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $330,000 of which $30,000 was an original issue discount resulting in cash proceeds to the Company of $300,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, was due on October 1, 2018. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.60 per share. There was $330,000 and $330,000 of principal and $24,085 and $10,994 of accrued interest due at June 30, 2019 and September 30, 2018, respectively.

On October 2, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $220,000 of which $20,000 was an original issue discount resulting in cash proceeds to the Company of $200,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on January 1, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.60 per share. There was $220,000 of principal and $13,067 of accrued interest due at June 30, 2019.

Noteholder 5

On August 29, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $222,222 of which $22,222 was an original issue discount and $5,500 was paid directly to third parties resulting in cash proceeds to the Company of $194,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 5%, is due on February 28, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.70 per share. There was $222,222 and $222,222 of principal and $11,075 and $0 of accrued interest due at June 30, 2019 and September 30, 2018, respectively. The holder has issued a notice of default on this promissory note.

Noteholder 6

On September 6, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $125,000 of which $15,000 was an original issue discount parties resulting in cash proceeds to the Company of $110,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 10%, is due on September 6, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.50 per share. There was $125,000 and $125,000 of principal and $10,171 and $0 of accrued interest due at June 30, 2019 and September 30, 2018, respectively.

Noteholder 7

On September 6, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $62,500 of which $6,250 was an original issue discount resulting in cash proceeds to the Company of $56,250 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 10%, is due on September 6, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.50 per share. There was $62,500 and $62,500 of principal and $4,897 and $0 of accrued interest due at June 30, 2019 and September 30, 2018, respectively.

Noteholder 8

On November 15, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $222,600 of which $12,600 was an original issue discount resulting in cash proceeds to the Company of $210,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on November 15, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.55 per share. There was $222,600 of principal and $11,075 of accrued interest due at June 30, 2019.

On February 4, 2019, the Company entered into a convertible note payable with an unrelated party for $265,000 of which $15,000 was an original issue discount and $10,000 in third party fees resulting in net cash proceeds to the Company of $240,000. The convertible note payable carries interest at a rate of 8% per annum, is due on February 4, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $265,000 of principal and $8,480 of accrued interest due at June 30, 2019.

On March 15, 2019, the Company entered into an exchange agreement with an unrelated party for $70,913, of which the loan payable to Noteholder 2, dated July 2, 2018, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum is due on March 15, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $70,913 of principal and $1,663 of accrued interest due at June 30, 2019.

Noteholder 9

On December 27, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $105,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on December 27, 2019. The Note is convertible into the Company’s common stock commencing 180 days from the date of issuance at a conversion price equal to 65% of the lowest trade price of the Company’s common stock for the fifteen prior trading days including the date of conversion. There was $105,000 of principal and $4,235 of accrued interest due at June 30, 2019.

On January 14, 2019, the Company entered into a convertible note payable with an unrelated party for $131,250 of which included $6,250 in third party fees resulting in net cash proceeds to the Company of $125,000. The convertible note payable carries interest at a rate of 8% per annum, is due on January 14, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $131,250 of principal and $4,804 of accrued interest due at June 30, 2019.

On February 5, 2019, the Company entered into a convertible note payable with an unrelated party for $131,250 of which included $6,250 in third party fees resulting in net cash proceeds to the Company of $125,000. The convertible note payable carries interest at a rate of 8% per annum, is due on February 5, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $131,250 of principal and $4,171 of accrued interest due at June 30, 2019.

On March 15, 2019, the Company entered into an exchange agreement with an unrelated party for $70,913, of which the loan payable to Noteholder 2, dated July 2, 2018, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum is due on March 15, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $70,913 of principal and $1,663 of accrued interest due at June 30, 2019.

Noteholder 10

On April 24, 2018, the Company entered into a convertible note payable totaling $500,000 in exchange for 100% of the assets of Leaf Detective LLC. The note bears no interest, matures on April 24, 2019 and automatically converted to common stock at $1.25 per share on the maturity date. In the event the average lowest trading price of the Company’s common stock during the five days prior to maturity is less than $1.25 per share, the Company will pay the noteholder the difference between $1.25 and the average lowest trading price during the preceding five days per share converted in cash. There was $500,000 principal and $0 interest due on both June 30, 2019 and September 30, 2018.

Noteholder 11

On February 8, 2019, the Company entered into an exchange agreement with an unrelated party for $580,537, of which the loan payable to Palliatech, dated September 1, 2017, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 10% per annum, with one year interest guaranteed, is due on February 8, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 30% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $580,537 of principal and $22,585 of accrued interest due at June 30, 2019.

Noteholder 12

On March 15, 2019, the Company entered into an exchange agreement with an unrelated party for $70,913, of which the loan payable to Noteholder 2, dated July 2, 2018, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum is due on March 15, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $70,913 of principal and $1,663 of accrued interest due at June 30, 2019.

Noteholder 13

On March 15, 2019, the Company entered into an exchange agreement with an unrelated party for $70,913, of which the loan payable to Noteholder 2, dated July 2, 2018, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum is due on March 15, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $70,913 of principal and $1,663 of accrued interest due at June 30, 2019.

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

During the nine month quarter ended June 30, 2019, the Company also issued nineteen additional debentures under the same terms for additional cash proceeds of $374,000. The additional debentures carry an additional 187,000 warrants to purchase additional common shares of the Company at $0.80 per share. Additionally, the outstanding principal and interest may be converted to common stock of the Company at $0.60 per share.

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

As of June 30, 2019 the Company has amortized $716,745 of the total outstanding debt discount leaving an unamortized debt discount of $3,466,045. The remaining debt discount will be amortized to interest expense over the expected life of the note. There was $5,183,000 of principal and accrued interest totaling $550,939 outstanding as of June 30, 2019.

Note 13 – Derivative Liability

As of June 30, 2019 and September 30, 2018, Company had a derivative liability balance of $1,120,966 and $1,181,278 on the balance sheets and recorded a gain of $424,774 from derivative liability fair value adjustments during the nine months ended June 30, 2019.

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

At June 30, 2019, the Company marked-to-market the fair value of the derivative liabilities related to conversion features and determined an aggregate fair value of $835,762 and recorded a $208,198 gain from change in fair value for the nine months ended June 30, 2019. The fair value of the embedded derivatives was determined using a Black-Scholes option pricing model based on the following assumptions: (1) expected volatility of 123%, (2) risk-free interest rate of 1.92%, (3) exercise prices of $0.21 - $0.31, and (4) expected lives of 0.38 – 0.62 of a year.

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

At June 30, 2019, the Company marked-to-market the fair value of the derivative liabilities related to warrants and determined an aggregate fair value of $285,294 and recorded a $997,254 gain from change in fair value for the nine months ended June 30, 2019. The fair value of the derivatives was determined using a Black-Scholes option pricing model based on the following assumptions: (1) expected volatility of 123%, (2) risk-free interest rate of 1.92%, (3) exercise prices of $0.60 to $0.80, and (4) expected lives of 0.59 – 1.32 years.

The following table summarizes the derivative liabilities included in the balance sheet at June 30, 2019:

Fair Value of Derivative Liabilities:
Balance, September 30, 2018	$1,181,278
Initial measurement of derivative liabilities	1,145,140
Change in fair market value	(1,205,452)
Write off due to conversion	-
Balance, June 30, 2019	$1,120,966

The following table summarizes the gain (loss) on derivative liability included in the income statement for the Nine Months Ended June 30, 2019 and 2018, respectively.

	June 30,
	2019	2018
Day one loss due to derivatives on convertible debt	$(780,678)	$(765,115)
Change in fair value of derivatives	1,205,452	2,922,558
Total derivative gain (loss)	$424,774	$2,157,443

NOTE 14 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the Nine Months Ended June 30, 2019:

	Shares	Weighted-Average Exercise Price Per Share
Outstanding, September 30, 2018	4,638,050	$0.784
Granted	646,920	0.610
Exercised		-
Forfeited	-	-
Expired	-	-
Outstanding, June 30, 2019	5,284,970	$0.796

The following table discloses information regarding outstanding and exercisable options and warrants at June 30, 2019:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.400	110,000	$0.400	2.13	110,000	$0.400
$0.420	330,000	$0.420	4.55	330,000	$0.420
$0.500	165,000	$0.500	2.20	162,500	$0.500
$0.600	627,220	$0.600	0.62	627,220	$0.600
$0.650	145,000	$0.650	3.32	36,250	$0.650
$0.800	3,482,750	$0.800	1.94	3,095,250	$0.800
$0.850	100,000	$0.850	3.80	-	$0.850
$1.050	25,000	$1.050	4.30	-	$1.050
$1.260	220,000	$1.260	3.01	110,000	$1.260
$1.300	10,000	$1.300	2.31	7,500	$1.300
$1.386	60,000	$1.386	3.01	30,000	$1.386
$1.666	10,000	$1.666	3.09	5,000	1.666
Total	5,284,970	$0.783	2.82	4,513,720	$0.796

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

June 30, 2019
Expected term of options granted	1.1 to 5.0 years
Expected volatility	102.63 to 122.49%
Risk-free interest rate	2.57 to 2.67%
Expected dividend yield	0%

The Company recognized stock option expense of $167,398 and $206,108 during the three months ended June 30, 2019 and 2018, respectively. There was $696,960 of unrecognized stock-based compensation expense as of June 30, 2019.

Note 15 – Subsequent Events

Common Stock Issuances

The Company made the following issuances of common stock subsequent to June 30, 2019:

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

The active subsidiaries of EVIO, Inc. are as follows:

Trade Name (dba)	Company Name	State of Incorporation	Ownership %	Acquisition Month
EVIO Labs Medford	Smith Scientific Industries, LLC	Oregon	80%	June 2016
EVIO Labs Portland	Greenhaus Analytical Labs	Oregon	100%	October 2016
EVIO Labs MA	Viridis Analytics	Massachusetts	100%	August 2017
EVIO Labs Berkeley	C3 Labs, LLC	California	90%	January 2018
Keystone Labs	Keystone Labs, Inc.	Ontario, Canada	50%	May 2018
EVIO Labs Humboldt	Leaf Detective, LLC	California	100%	April 2018

In addition to the wholly owned subsidiaries, the Company has entered into license agreements with independent testing laboratories in Florida and Colorado. Under the terms of the agreements, the independent laboratories are granted non-transferable and non-exclusive rights to use the Company’s trademarks and trade name.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

Revenues and Costs of Revenues

	Three Months Ended June 30			Percentage of Revenue
	2019	2018	Change	2019	2018
Testing services	$1,098,310	$595,701	$502,609	99.7%	93.9%
Consulting services	3,000	38,637	(35,637)	0.3%	6.1%
Total revenue	1,101,310	634,338	466,972	100.0%	100.0%

Cost of revenue
Testing services	$823,540	$754,647	$68.893	74.8%	119.0%
Consulting services	-	4,729	(4,729)	0.0%	0.7%
Depreciation	289,523	70,075	219,448	26.3%	11.0%
Total cost of revenue	1,113,063	829,451	283,612	101.1%	130.8%

Gross margin	$(11,753)	$(195,113)	$183,360	-1.1%	-30.8%

Revenues

For the three months ended June 30, 2019, we generated revenues of $1,098,310 compared to $595,701 for the three months ended June 30, 2018 an increase of $502,609 or 84%. The increase was due primarily to increased testing revenue, offset by a decrease in consulting revenue of $35,637.

Gross Profit

For the three months ended June 30, 2019, gross loss was $11,753 compared to a gross loss of $195,113 for the three months ended June 30, 2018 an decrease of $183,360. The increase was primarily attributed to increase in testing volume in both Oregon and California.

Operating Expenses

	Three months ending June 30
	2019	2018	Change	Percent of Revenue
Selling, general and administrative	$1,486,539	1,989,753	$(503,214)	135.0%	313.7%
Depreciation and amortization	62,291	125,500	(63,209)	5.7%	19.8%
Total Operating Expenses	$1,548,830	$2,115,253	$(566,422)	140.7%	333.5%

For the three months ended June 30, 2019, Total Operating Expenses were $1,548,830 compared to $2,115,253 for the three months ended June 30, 2018, a decrease of $566,422. A majority of the decrease was attributed to a reduction in third party consulting and stock option expenses in the quarter ending June 30, 2019.

Operating Income (Loss)

For the three months ended June 30, 2019, loss from operations was $1,560,583, compared to $2,310,366 for the three months ended June 30, 2018 a decrease of $749,783 or 32%. The decrease in operating loss was attributed to an increase in revenue and off-set by an increase in cost of goods sold.

Other Income (Expense)

	Three months ending June 30
	2019	2018	Change	Percent of Revenue
Interest expense, net of interest income	$(592,089)	(1,510,076)	$917,987	-53.2%	-238.1%
Other income (expense)	(178,549)	-	(178,549)	-16.0%	-
Gain (loss) on change in fair market value of derivative liabilities	981,421	363,352	618,069	88.1%	57.3%
Total other income (expense)	$210,783	$(1,146,724)	$1,357,507	18.9%	-180.8%

For the three months ended June 30, 2019, net other income was $210,783, compared to net other expense of $1,146,724 for the three months ended June 30, 2018. The increase in other income of $1,357,507, was a result of an increase in the fair market value of derivative liabilities and reduction of interest expense, offset by an increase in other expenses.

Net Loss

	Three months ending June 30
	2019	2018	Change	Percent of Revenue
Net income (loss)	(1,349,800)	(3,457,090)	2,107,290	-122.6%	-545.0%
Provision for income taxes (benefit)	2,735		2,735	0.2%	0.0%
Net income (loss) attributable to noncontrolling interest	(49,257)	(257,101)	207,844	-4.5%	-40.5%
Net income (loss) attributable to EVIO, Inc. shareholders	$(1,303,278)	$(3,199,989)	$1,909,210	-118.3%	-504.5%

Net loss during the three months ended June 30, 2019 was $1,349,800, compared to $3,457,090 during the three months ended June 30, 2018. The reduction of $2,107,290 in net loss is the result of an increase in gross margin and reduction in operating expenses and gain on change in fair market value of derivative liabilities.

Nine Months Ended June 30, 2019 compared to Nine Months Ended June 30, 2018

Revenues

Revenues and Costs of Revenues

	Nine Months Ended June 30			Percentage of Revenue
	2019	2018	Change	2019	2018
Testing services	$3,020,727	$2,172,061	$848,666	99.9%	93.9%
Consulting services	3,000	141,453	(138,453)	0.1%	6.1%
Total revenue	3,023,727	2,313,514	710,213	100%	100%

Cost of revenue
Testing services	$2,672,706	$2,115,487	$557,219	88.4%	91.4%
Consulting services	-	93,721	(93,721)	0.0%	4.1%
Depreciation	901,827	154,894	746,933	29.8%	6.7%
Total cost of revenue	3,574,533	2,364,102	1,210,431	118.2%	102.2%

Gross margin (loss)	$(550,806)	$(50,588)	$(500,218)	-18.2%	-2.2%

For the nine months ended June 30, 2019, EVIO generated revenues of $3,020,727 compared to $2,172,061 for the nine months ended June 30, 2018 an increase of $848,666, or 39%. The increase was due to increase in testing revenues, primarily in California, offset by a decrease in consulting revenue of $138,453.

Gross Profit

For the nine months ended June 30, 2019, gross loss was $550,806 compared to gross loss of $50,588 for the nine months ended June 30, 2018 an increase of $500,218. The increased loss was primarily attributed to increase in operating costs in California including costs to implement and validate new methods to meet the needs of California’s pesticide, heavy metals, and microbial testing regulations. Additional costs were incurred related to the relocation of the Massachusetts laboratory.

Operating Expenses

	Nine months ending June 30
	2019	2018	Change	Percent of Revenue
Selling, general and administrative	$4,206,841	5,023,122	$(816,281)	139.1%	217.1%
Depreciation and amortization	178,273	266,656	(88,383)	5.9%	11.5%
Total Operating Expenses	$4,385,114	$5,289,778	$(904,664)	145.0%	228.6%

For the nine months ended June 30, 2019, Total Operating Expenses was $4,385,114 compared to $5,289,778 for the nine months ended June 30, 2018 a decrease of $904,663. The reduction in Operating Expenses is primarily due a reduction in administrative expenses, specifically a reduction in stock-based compensation for services.

Operating Income (Loss)

For the nine months ended June 30, 2019, loss from operations was $4,935,920, compared to $5,340,366 for the nine months ended June 30, 2018 and decrease of $404,446. The decrease in operating loss was primarily due to reduction in operating expenses, offset by a reduction in gross margin.

Other Income (Expense)

	Nine months ending June 30
	2019	2018	Change	Percent of Revenue
Interest expense, net of interest income	$(3,049,386)	(2,897,264)	$(152,122)	-100.4%	-125.2%
Other income (expense)	(276,066)	-	(276,066)	-9.1%	-
Gain (loss) on settlement of debt		(56,093)	56,093		-2.4%
Gain (loss) on change in fair market value of derivative liabilities	424,774	2,157,443	(1,732,669)	14.0%	93.3%
Total other income (expense)	$(2,900,678)	$(795,914)	$(2,104,764)	-95.5%	-34.4%

For the nine months ended June 30, 2019, the net expense from other income (expense) was $2,900,678 compared to a loss of $795,914 for the nine months ended June 30, 2018. The increase in Other Expense of $2,104,764 was primarily due to a decrease in the loss on fair market value of derivatives and increase in interest expense.

Net Loss

	Nine months ending June 30
	2019	2018	Change	Percent of Revenue
Net income (loss)	(7,836,598)	(6,136,280)	(1,700,318)	-259.2%	-265.2%
Provision for income taxes (benefit)	5,704		5,704	0.2%	0.0%
Net income (loss) attributable to noncontrolling interest	(210,640)	(269,897)	59,257	-7.0%	-11.7%
Net income (loss) attributable to EVIO, Inc. shareholders	$(7,631,662)	$(5,866,383)	$(1,752,780)	-252.4%	-253.6%

Net loss during the nine months ended June 30, 2019 was $7,836,598 compared to $6,136,280 during the nine months ended June 30, 2018. The increase in net loss is the result of increase in interest and operating expenses and loss and decreased gain on change in fair market value of derivative liabilities offset by increases in gross margin.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine-month periods ended June 30, 2019 and 2018:

	2019	2018
Operating Activities	$(2,356,864)	$(3,733,471)
Investing Activities	(92,548)	(2,458,053)
Financing Activities	2,423,814	7,518,460
Effect of exchange rates on cash and cash equivalents	4,927	(193,506)
Net increase (decrease) in cash	$(20,671)	$1,133,430

Operating Activities

During the nine months ended June 30, 2019, the Company used $2,356,864 in operating activities which consisted of a net loss of $7,842,302, non-cash losses of $3,929,569 and changes in working capital of $1,555,869.

During the nine months ended June 30, 2018, the Company used $3,733,471 in operating activities which consisted of a net loss of $6,136,280, non-cash losses of $3,029,080 and changes in working capital of ($626,271).

Investing Activities

During the nine months ended June 30, 2019, the Company used $92,548 in investing activities, which consisted of the purchase of equipment of $853,644 and the recovery of notes payable of $761,096.

During the nine months ended June 30, 2018, the Company used $2,458,053 in investing activities which consisted of $883,512 of cash used to purchase equipment and $1,574,541 of cash used in acquisitions.

Financing Activities

During the nine months ended June 30, 2019, the Company acquired $2,423,814 from financing activities. The Company received $374,000 from the issuance of convertible debentures, $1,078,732 from the issuance of convertible notes, $144,193 from related party advances, $592,000 from the sale of common stock, net proceeds of $274,553 on capital leases, repayments of $30,476 on loans payable and $11,906 on related party loans payable.

During the nine months ended June 30, 2018, the Company acquired $7,518,460 from financing activities. The Company received $6,136,120 from the issuance of convertible debentures, $250,000 from the issuance of convertible notes, $2,041,501 from the sale of common stock, $7,999 from issuance of common stock warrants, made repayments of $58,103 on capital leases, repayments of $612,531 on loans payable and $246,526 on related party loans payable.

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

Accounting and Audit Plan

In the next twelve months, we anticipate spending approximately $180,000 - $240,000 to pay for our accounting and audit requirements.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in Internal Controls over Financial Reporting during the nine months ended June 30, 2019. Upon hiring additional financial staff, EVIO will prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended June 30, 2019, which was not previously disclosed in our filings during that period.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 2019.

EVIO, INC.

By:	/s/ William Waldrop
William Waldrop
Chief Executive Officer

By:	/s/ Paul Wright
Paul Wright
Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on November 15, 2019.

By:	/s/ William Waldrop
William Waldrop
Director & Principal Executive Officer

By:	/s/ Lori Glauser
Lori Glauser
Director

By:	/s/ Anthony Smith
Anthony Smith
Director

