Form 10-K
period 2019-09-30
EVIO, INC.
filed 2020-05-20
CIK 715788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

Common stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

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

(Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging Growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of $1.25 per share as of March 31, 2019 was approximately $16,621,047.

As of May 9, 2020, there were 85,842,473 shares of registrant’s common stock outstanding.

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

ITEM 1. BUSINESS

Corporate Background and Our Business

Our Vision

EVIO, Inc. supports and optimizes our clients’ businesses, and protects the health and safety of consumers by providing analytical testing, compliance consulting, and research & development services to the legal cannabis and hemp industries.

Our founders believe that products derived from the cannabis sativa plant could have the potential to provide an alternative to pharmaceutical products and may improve wellness. Our founders also believe that it is imperative that there be third party verification of the safety and quality of these products by qualified scientists in adherence with the highest accreditation standards, including ISO 17025, TNI NELAP, and GMP.

We believe that as we leverage best practices from labs across North America, we are building standardized and optimized methods and procedures that will provide EVIO a considerable advantage in a future global market for cannabis and hemp ingredients and products.

We work to ensure the EVIO brand is synonymous with safe, high quality products.

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

Our labs rely on instrumentation including High Performance Liquid Chromatography (PLC) for cannabinoid testing; triple-quadrupole mass spectrometry for pesticide testing; gas chromatography for solvent and terpene testing; Inductively Coupled Plasma Mass Spectrometer (ICPMS) to identify heavy metal; Polymerase Chain Reaction (PCR) technology for identification of DNA or RNA from harmful microbial contaminants; and other support instruments including moisture analyzers and water activity meters, plating, and microscopy.

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

Our Team

Our company is led by a team of technology-focused professionals who came from Fortune-500 companies. Each of our labs are led by experienced laboratory directors who hold PhD’s or other advanced degrees in chemistry, biology, chemical engineering or other sciences. Our laboratory teams include analytical chemists and biologists and laboratory technicians who are trained to EVIO’s standardized methods and procedures to be both specialists in one area of testing and attain cross-training in other tests.

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

In September 2015, the Company acquired a majority stake of an analytical testing laboratory in Bend, OR. The Company continued to acquire laboratories with the goal of attaining best practices and capturing market share in advance of the adult-use legalization of cannabis in Oregon. By 2018, the Company had acquired 4 testing labs in Oregon and gained licensing and accreditation for all four labs to perform testing to the newly adopted rigorous testing standards required by the State of Oregon. The labs began operating under one name, EVIO Labs. The company continued its growth in other states, through both acquisitions and licensing agreements.

In August 2018, Signal Bay, Inc. changed its name to EVIO, Inc.

In January 2019, the Company acquired C3 Labs, LLC, a cannabis research and development laboratory in Berkeley California. During 2019, we expanded the scope of lab services to include compliance testing, in anticipation of newly adopted rules to serve California’s mandated testing requirements.

In May 2019, the Company formed EVIO Canada, Inc. and acquired a 50% state in Keystone Labs, Inc. located in Edmonton, Alberta. Keystone provides a full array of analytical and microbiological testing services for pharmaceutical, biotechnology, medical device, nutraceutical, and medical cannabis industries.

In September 2019, the company operated or licensed labs in 6 states and Alberta, Canada.

EVIO, Inc.:

Trade Name (dba)	Company Name	State of Incorporation	Ownership %	Inception/Acquisition Month

EVIO Labs Medford	Smith Scientific Industries, LLC	Oregon	80%	June 2016

EVIO Labs Portland	Greenhaus Analytical Labs, LLC	Oregon	100%	October 2016

EVIO Labs MA	Viridis Analytics LLC	Massachusetts	100%	August 2018

EVIO Labs Berkeley	C3 Labs, LLC	Nevada	90%	January 2019

EVIO Labs Humboldt	EVIO Labs Humboldt, LLC	California	100%	April 2019

Keystone Labs	Keystone Labs, Inc.	Canada	50%	May 2019

EVIO Business Segments

The Company currently has three principal business segments: (1) Management and Corporate; (2) Consulting Services to the cannabis industry; and (3) Analytical Testing Services to the cannabis industry.

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

The Company competes with other cannabis testing labs on a state by state basis. Digipath Labs is a known publicly traded cannabis testing lab. It has one location in Nevada. The Company does not currently operate in Nevada. Each of our labs compete with other laboratories in their respective states as described below.

The Company maintains intangible property including its brand, which it uses internally and licenses to certain laboratories. It also has consolidated customer lists and has developed proprietary laboratory methods, procedures, and software.

As of September 30, 2019, the Management and Corporate division has seven employees. These corporate employees include the Chief Executive Officer, Chief Operating Officer, Chief Science Officer, Controller, Vice President of Operations, Director of Human Resources, and Accountant.

2. Consulting Services

The Company provides advisory, product formulation, licensing and compliance services to the cannabis industry. Consulting clients are located in states that have state managed medical and/or recreational cannabis programs. The Company assists such clients with business planning, state compliance, product and process development advice, and ongoing operational support, evaluation of processes, identification of alternative solutions, formulations, or processes, recommendations of resources needed, and deliverable reports or prototype products.

Business advisory and compliance consulting require specialized skills in the areas of policy and compliance, cannabis industry regulations, and cannabis operations. Cannabis product formulation, custom R&D, and process optimization consulting require additional skills in chemistry and/or chemical engineering, product formulation and product development. Consulting services depends on the shared resources of corporate and laboratory personnel on an as-needed basis. The Chief Operations Officer, and/or Chief Science Officer lead advisory projects, and recruit qualified personnel from our labs, as well as outside consultants, to perform services on an as-needed basis.

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

3. Testing Services

Testing services represents the core of the Company’s operations. The Company provides analytical testing services to the cannabis industry under the EVIO Labs brand. As of September 30, 2019.

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

Production and Services

EVIO tests cannabis and hemp and related products to quantify, or detect the presence of, certain compounds including those that might endanger consumer health. At a minimum, we test the compounds required for sale of product by regulation, and in addition, we provide additional testing services. A description of those services is set forth below:

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

In Oregon, according to the Oregon Liquor Licensing Commission there are approximately 20 accredited cannabis test labs, of which we owned four, and consolidated to two. Competitors in Oregon include GreenLeaf Labs, ChemHistory, Juniper Labs, and Pixis Labs. None of the Company’s competitors in Oregon have labs at multiple locations.

In Massachusetts, according to the Cannabis Control Commission, there are four labs, of which the Company owns one. Competing labs in Massachusetts include MCR Labs and Pro Verde.

In Canada, according to Health Canada, the Company competes with 33 “licensed testing companies” nationwide.

In California, according to the Bureau of Cannabis Control, there are currently 32 licensed cannabis laboratories. Current incumbent competitors include: Steep Hill Labs, SC Labs, PharmLabs and CW Analytical.

DigiPath in Nevada is the only other publicly traded lab and operates in Las Vegas, Nevada, where we do not compete.

Our Growth Strategy

Focus on the newly legalized markets in California and Massachusetts. California is projected to be the largest cannabis market in the world. In 2019, California implemented new testing requirements that require all cannabis sold in the recently regulated adult-use dispensaries be tested. This opens a substantial opportunity for EVIO to capture substantial market share of the California market. Massachusetts is also a recent addition to the roster of adult-use states and has created an immediate opportunity to perform testing, especially because of the small number of labs in the state.

Increase participation in the recently regulated hemp and CBD markets. With the emergence of CBD products, and a market that is expected to soon eclipse the cannabis market, we anticipate that the states, and the FDA will require that hemp-derived CBD products undergo testing. EVIO is well positioned to perform this testing.

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

Recent Events

COVID-19 Pandemic

On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most U.S. states and many countries have issued policies intended to stop or slow the further spread of the disease.

COVID-19 and the U.S.’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business or our operations.

Risks Related To Our Cannabis Related Businesses

Our Cannabis testing business is dependent on state laws pertaining to the cannabis and hemp industries. The states where EVIO works have allowed the use of cannabis for medical use, adult use or both. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business.

Cannabis containing over 0.3% THC remains illegal under federal law and a change in federal enforcement practices could significantly and negatively affect our business. Despite the rapid development of the cannabis industry, and recent legalization of industrial hemp state laws legalizing medicinal and adult cannabis use continue to be in conflict with the Federal Controlled Substances Act, which classifies cannabis as a Schedule-I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that it is the Federal government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use. Our business requires us to be in possession of cannabis, plus we provide services to customers that are engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. As a result of such an action, we may be forced to cease operations at any one or more of our labs. Such an action would have a material negative effect on our business and operations.

Laws and regulations affecting the cannabis and hemp industries are constantly changing, which could detrimentally affect our business, and we cannot predict the impact that future regulations may have on us. Local, state and federal cannabis laws and regulations are constantly changing, and they are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our service offerings. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our revenues, profitability, and financial condition. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. Any change in law or interpretation could have a material adverse effect on our business, financial condition, and results of operations.

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

On May 9, 2019, Stephanie Head, a former part-time lab administrator for EVIO Labs Eugene, LLC, filed a wrongful termination lawsuit with the US District Court - District of Oregon, Eugene Division, Case No. 6:19-CV-00681, against EVIO Labs Eugene, LLC, EVIO, Inc. and Lori Glauser. In December, 2018, EVIO Labs Eugene, LLC terminated Stephanie Head because she was not available to work full-time. In February 2019, Ms. Head filed complaint to Oregon Bureau of Labor & Industries (“BOLI”) with allegations that she was discriminated against and unlawfully terminated. In October, 2019 BOLI found substantial evidence of unlawful employment on the basis of protected whistle-blowing, but found no substantial evidence of Ms. Head’s seven other allegations of unlawful employment practice. In April, 2019, BOLI notified EVIO Labs Eugene, LLC that BOLI elected not to pursue the charges further and closed the file. On January 28, 2020, the case was settled for $35,000, $25,000 payable in cash and $10,000 in EVIO Common Stock.

On August 29, 2019, the Company issued FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC (“Creditor”) a Promissory Note in the original principal amount of $220,000.00 (the “Note”). The Company failed to timely pay certain sums under the Note and, as a result of the Breach, on or about August 7, 2019, Creditor filed a Complaint - Breach of Promissory Note in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Since such filing, the Company and Creditor have entered into a Settlement Agreement and Stipulation, pursuant to which the Company has agreed to issue the Creditor 1,000,000 shares of its common stock under 3(a)(10) of the Securities Act of 1933 in settlement for all claims. The settlement was approved by the court on August 27, 2019. The shares were issued on September 6, 2019.

On February 6, 2020, MC CRE Investments, LLC landlord for the Palm Desert location, filed a Breach of Lease Agreement with the Superior Court of the State of California, County of Riverside. EVIO Labs Palm Desert has vacated the space and turned it back over to the landlord. The Company has expensed past due rents and late fees and these items are included in the liabilities in the balance sheet.

On or about March 5, 2020, Paul Tomaso and Jonah Barber beneficiaries for MRX Labs, LLC, filed a Breach of Promissory Note in the original principal amount of $750,000, plus late fees and penalties, with the Circuit Court of the State in Oregon, in Multnomah County against Greenhaus Analytical Labs, LLC. The Company has expensed penalties and late fees and these items are included in the liabilities in the balance sheet.

On or about April 30, 2020, Michele Malaret and Gordon Griswold filed, filed a Breach of Contract in the original principal amount of $500,000, with the Superior Court of California, County of Humboldt. The Company currently recognizes the fully liability on its balance sheet. There is no interest due associated with the note.

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

Common Stock
Fiscal Year 2019	High	Low
First Quarter	$0.92	$0.33
Second Quarter	$0.83	$0.35
Third Quarter	$0.58	$0.21
Fourth Quarter	$0.78	$0.37

Common Stock
Fiscal Year 2018	High	Low
First Quarter	$1.47	$0.47
Second Quarter	$2.70	$1.06
Third Quarter	$1.77	$1.04
Fourth Quarter	$1.24	$0.66

Holders of Common Equity

As of May 9, 2020, there were approximately 119 holders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of May 9, 2020, there were 85,842,473 shares of common stock issued and outstanding.

Penny Stock Rules

Due to the price of our common stock, as well as the fact that we are not listed on Nasdaq or another national securities exchange, our stock is characterized as a “penny stock” under applicable securities regulations. Our stock therefore is subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to affect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer’s account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

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

The company does not have an effective employee incentive plan.

Recent Sales of Unregistered Securities

During the year ended September 30, 2019, the company entered into the following transactions:

●	The company issued 838,017 common shares valued at $186,550 for vesting of services.
●	The company issued 287,500 common shares $391,980 for vesting of employee services
●	The company issued 2,054,887 common shares for the conversion of $687,200 of outstanding principal on convertible notes payable
●	The company issued 10,163 common shares for the conversion of $25,111 accrued interest
●	The company issued 669,362 common shares for the settlement of $388,000 debenture conversions
●	The company issued 31,579 common shares for the settlement of $15,000 of accounts payable
●	The company issued 1,415,000 common shares for cash proceeds of $586,000
●	The company issued 200,000 common shares professional services of $150,341
●	The company issued 532,500 common shares for the conversion of Preferred Series D stock
●	The company issued 20,000 common shares for debt issuance costs of $11,760

All the above securities issued were offered and issued in reliance upon the exemption from registration pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Regulation S promulgated thereunder.

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

Revenue Recognition:

The Company recognizes revenue from the sale of services in accordance with ASC 606. Revenue is recognized only when the transfer of the promised goods or services to the customer has occurred and recognized in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods and services.

Stock Based Compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), the Company measures the cost of stock-based compensation arrangements based on the grant-date fair value and recognizes the cost in the financial statements at the time goods are received or over the period during which employees and non-employees are required to provide services. If the Company cannot estimate reliably the fair value of the goods and services received, the Company shall measure their value indirectly by reference to the fair value of the equity instruments granted. For transactions with employees and others providing similar services, the Company measures the fair value of the services by reference to the fair value of the equity instruments granted. Stock-based compensation arrangements may include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans.

The Company utilizes the Black-Scholes simulation model, which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the expected volatility of the Company’s stock price over a period equal to or greater than the expected life of the options.

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

RESULTS OF OPERATIONS

Revenues

				Percentage of Revenue
	2019	2018	Change	2019		2018
Testing services	$3,786,815	$3,188,693	$598,122		99.9%	94.7%
Consulting services	3,000	176,832	(173,832)		0.1%	5.3%
Total revenue	3,789,815	3,365,525	424,290		100.0%	100.0%

Cost of revenue
Testing services	$3,494,607	$3,125,171	$369,436		92.2%	92.9%
Consulting services	1	190,125	(190,124)		0.0%	5.6%
Depreciation	1,231,247	521,992	709,255		32.5%	15.5%
Total cost of revenue	4,725,855	3,837,288	888,567		124.7%	114.0%

Gross Profit	$(936,040)	$(471,763)	$(464,277)	-	24.7%	14.0%

Revenues for the year ended September 30, 2019 were $3,786,815 compared to $3,365,525 for the year ended September 30, 2018. The 19% increase in revenues during the year ended September 30, 2019 is primarily the result of increased testing revenue during the year. This was attributed to recognition of a full year operating results from both Canadian and California operations, off-set by the consolidation of two Oregon laboratories. Cost of revenues for the year ended September 30, 2019 were $3,494,607 compared to $3,837,288 for the year ended September 30, 2018. The 12% increase in the cost of revenue during the year ended September 30, 2019 is the result of the increased direct costs associated with additional labor, lab supplies, rent, equipment repair and maintenance, and depreciation and amortization.

Gross profit for the year ended September 30, 2019 was $(936,040) compared to $(471,763) during the year ended September 30, 2018. Gross profit as a percentage of revenue decreased from -14% during the year ended September 30, 2018 to -25% during the year ended September 30, 2019 primarily due to startup and integration expenses for acquired labs and required relocation, reaccreditation and licensing of EVIO Labs Massachusetts beginning May, 2019.

Operating Expenses

				Percentage of Revenue
	2019	2018	Change	2019	2018
Selling, general and administrative	$6,155,187	$7,501,788	$(1,346,601)	162%	223%
Depreciation and amortization	234,477	202,873	31,604	6%	6%
Total Operating Expenses	$6,389,664	$7,704,661	$(1,314,997)	169%	229%

Total operating expenses during the year ended September 30, 2019 decreased $1,314,997 compared to prior year. Total operating expenses were $6,389,664 compared to $7,704,661 during the year ended September 30, 2018. The reduced costs can be attributed to decreased stock option expense, as well as decreased legal, accounting, and promotion expenses, offset by an increase in bad debt expense.

Other Expenses

				Percentage of Revenue
	2019	2018	Change	2019	2018
Interest expense	$5,663,242	$4,870,103	$793,139	149%	145%
Other Income	49,695	(7,246)	56,941	-1%	0%
Loss on settlement of debt	-	56,093	(56,093)	0%	2%
Impairment loss	7,255,724	1,396,319	5,859,405	192%	41%
Loss (gain) on change in fair market value of derivative liabilities	366,974	(2,555,350)	2,922,324	10%	-76%
Total Other Expenses	$13,335,635	$3,759,919	$9,575,716	352%	112%

Total other expenses were $13,335,635 during the year ended September 30, 2019 compared to $3,759,919 during the year ended September 30, 2018. Interest expense increased by $793,139, which is primarily attributable to the amortization of debt discounts. The impairment loss increase of $5,859,405 compared to prior year relates to impairment of goodwill for Keystone Labs, Greenhaus Analytical Labs, Viridis Analytical and Leaf Detective due to changing outlook of market conditions.

Net Loss

				Percentage of Revenue
	2019	2018	Change	2019	2018
Net loss	$(20,669,033)	$(11,936,343)	$(8,732,690)	-545%	-355%

Net loss during the year ended September 30, 2019 was $20,669,033 compared to $11,936,343 during the year ended September 30, 2018. The increase in net loss can be attributed primarily to the increase in total other expenses of $13,355,635 which includes increased impairment loss for Keystone Labs and Greenhaus Analytical Labs and increased loss on change in fair market value of derivative liabilities.

Liquidity and Capital Resources

Year Ended September 30, 2019

The Company had cash on hand of $110,325 as of September 30, 2019, current assets of $982,400 and current liabilities of $13,268,665 creating a working capital deficit of $12,286,265. Current assets consisted of cash totaling $110,325, accounts receivable net of allowances totaling $133,022, prepaid expenses totaling $190,460, other current assets of $9,689 and current portion of a note receivable of $538,904. Current liabilities consisted of accounts payable and accrued liabilities of $3,811,237, client deposits of $108,418, convertible notes payable net of discounts of $3,695,484, current capital lease obligations of $957,673, interest payable of $1,387,642, derivative liabilities of $2,545,735, and current portion of notes payable net of discounts of $762,476.

During the year ended September 30, 2019, the Company used $2,506,654 of cash in operating activities which consisted of a net loss of $20,669,033, non-cash losses of $16,300,966 and changes in working capital of $1,861,413.

Net cash used in investing activities total $353,231 during the year ended September 30, 2019. The Company paid $407,865 for the purchase of equipment and had notes receivable of $761,096 for payments due primarily from Kaycha Holdings for the purchase of Phytatech Note.

During the year ended September 30, 2019, the Company generated cash of $2,186,589 from financing activities. The Company repaid $305,781 of capital lease obligations; received $374,000 of cash from the issuance of convertible debenture, $586,000 from the sale of common stock; $1,270,435 in cash from convertible notes payable, net of original issue discounts and fees, repaid loans payable $(36,629), repaid related party notes payable $ (112,277), and $410,841 proceeds from related party advances.

Subsequent to year ended September 30, 2019, the Company repaid $1,659,341 in convertible notes payable and $525,778 accrued liabilities through conversion into common stock.

Dividends

The Company did not declare any dividends during the years ended September 30, 2019 or 2018.

Employees

As of September 30, 2019 EVIO, Inc. had 43 full time employees and 5 part time employee compared to 57 full time and 1 part-time employee in 2018.

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

As an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

●	not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act (we also will not be subject to the auditor attestation requirements of Section 404(b) as long as we are a “smaller reporting company,” which includes issuers that had a public float of less than $ 75 million as of the last business day of their most recently completed second fiscal quarter);

●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Off-balance sheet arrangements

On March 31, 2018, the Company entered into a long-term operating lease requiring monthly payments of $10,275 for a period of 36 months terminating on March 31, 2021.

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

September 30, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Evio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evio, Inc. as of September 30, 2019 and 2018, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

We have served as the Company’s auditor since 2019

Lakewood, CO

May 18, 2020

EVIO, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2019	2018
ASSETS

Current assets
Cash	$110,325	$81,736
Accounts receivable, net of allowance of $215,933 and $414,475	133,022	234,178
Prepaid expenses	190,460	45,940
Other current assets	9,689	146,816
Note receivable, current portion	538,904	100,000
Total current assets	982,400	608,670
Right of use assets	2,543,976	-
Capital assets, net of accumulated depreciation of $422,570 and $123,854, respectively	1,383,828	411,241
Assets not in service	-	455,540
Land	212,550	212,550
Property and equipment, net of accumulated depreciation of $1,089,403 and $520,437, respectively	3,080,425	3,525,772
Security deposits	178,918	159,632
Note receivable, net of current portion	-	1,200,000
Prepaid expenses, net of current portion	4,061	63,582
Intangible assets, net of accumulated amortization of $1,977,660 and $318,816	-	1,680,569
Goodwill	-	6,037,404

Total assets	$8,386,159	$14,354,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$3,811,237	$1,546,617
Client deposits	108,418	363,211
Interest payable	1,387,642	416,459
Capital lease obligation, current	957,673	677,030
Derivative liability	2,545,735	1,181,278
Convertible notes payable, net of discounts of $716,714 and $753,557, respectively	3,695,484	1,678,265
Loans payable, current, net of discounts of $0 and $119,000, respectively	762,476	643,927
Loans payable, related party, current		-
Total current liabilities	13,268,665	6,506,787

Convertible debentures payable, net of discounts of $3,448,110 and $4,043,836, respectively	1,734,890	1,153,164
Lease Liabilities	2,594,726
Capital lease obligation, net of current portion	381,786	148,433
Loans payable, net of current portion	657,603	1,193,781
Convertible loans payable, related party, net of current portion, net of discounts of $0 and $23,737, respectively		61,263
Loans payable, related party, net of current portion, net of discounts of $26,563 and $51,971, respectively	1,560,849	1,348,793
Total liabilities	20,198,519	10,412,221

Stockholders’ equity
Series B Convertible Preferred Stock, Par Value $0.0001; 5,000,000 authorized; 5,000,000 shares issued and outstanding at September 30, 2019 and 2018, respectively	500	500
Series C Convertible Preferred Stock, Par Value $0.0001; 500,000 authorized; 500,000 shares issued and outstanding at September 30, 2019 and 2018, respectively	50	50
Series D Convertible Preferred Stock, Par Value $0.0001; 1,000,000 authorized; 339,500 and 552,500 shares issued and outstanding at September 30, 2019 and 2018, respectively	34	55
Common Stock, Par Value $0.0001, 1,000,000,000 authorized; 29,314,419 and 23,255,411 issued and outstanding at September 30, 2019 and 2018, respectively	2,931	2,326
Additional Paid In Capital	26,498,076	21,495,621
Other Comprehensive Income	(353,090)	(263,985)
Accumulated Deficit	(37,775,183)	(19,226,462)
Total stockholders’ equity	(11,626,682)	2,008,105
Non-controlling interest	(185,678)	1,934,634
Total equity	(11,812,360)	3,942,739

Total liabilities and stockholders’ equity	$8,386,159	$14,354,960

The accompanying notes are an integral part of these consolidated financial statements.

EVIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2019	2018
Revenues
Testing services	$3,786,815	$3,188,693
Consulting services	3,000	176,832
Total revenue	3,789,815	3,365,525

Cost of revenue
Testing services	3,494,608	3,125,171
Consulting services	-	190,125
Depreciation and amortization	1,231,247	521,992
Total cost of revenue	4,725,855	3,837,288

Gross margin	(936,040)	(471,763)

Operating expenses
Selling, general and administrative	6,155,187	7,501,788
Depreciation and amortization	234,477	202,873
Total operating expenses	6,389,664	7,704,661

Loss from operations	(7,325,704)	(8,176,424)

Other income (expense)
Interest expense, net of interest income	(5,663,242)	(4,870,103)
Other income	(49,695)	7,246
Loss on settlement of debt and account payable	-	(56,093)
Impairment loss	(7,255,724)	(1,396,319)
Gain (loss) on change in fair market value of derivative liabilities	(366,974)	2,555,350)
Total other income (expense)	(13,335,635)	(3,759,919)
Income (loss) before income taxes	(20,661,339)	(11,936,343)

Provision for income taxes (benefit)	7,694
Net loss	$(20,669,033)	$(11,936,343)
Gain (loss) attributable to non-controlling interest	(2,120,312)	(302,252)
Net loss attributable to EVIO, Inc.	$(18,548,721)	$(11,634,091)

Basic and diluted loss per common share	$ (0.69)	$(0.70)

Weighted average common shares outstanding	26,887,932	16,548,473

The accompanying notes are an integral part of these consolidated financial statements.

F-3

EVIO, INC.

Consolidated Statements of Comprehensive Income

	Year ended September 30,
	2019	2018
Net loss	$(20,669,033)	$(11,936,343)

Other comprehensive income
Foreign currency translation adjustment	(89,105)

Comprehensive loss	$(20,758,138)	$(11,936,343)

The accompanying notes are an integral part of these consolidated financial statements.

EVIO, INC.

Consolidated Statements of Changes in Stockholders’ Equity

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Stock Subscriptions	Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Receivable	Capital	Earnings	Income	Equity	Interest	Equity

Balance, September 30, 2017	5,000,000	$500	500,000	$50	832,500	$83	10,732,922	$1,073	$-	$7,657,982	$(7,592,371)	$-	$67,317	$158,124	$225,441

Net income (loss)	-	-	-	-	-	-	-	-	-	-	(11,634,091)	-	(11,634,091)	(302,252)	(11,936,343)
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	(263,985)	(263,985)	-	(263,985)
Issuance of common stock in connection with the conversion of Series D preferred stock	-	-	-	-	(280,000)	(28)	700,000	70	-	(42)	-	-	-	-	-
Issuance of common stock in connection with sales made under private offerings	-	-	-	-	-	-	2,561,392	256	-	2,041,246	-	-	2,041,502	-	2,041,502
Issuance of common stock in connection with the exercise of common stock purchase warrants	-	-	-	-	-	-	13,333	1	-	1,999	-	-	2,000	-	2,000
Issuance of common stock as compensation to employees, officers and/or directors	-	-	-	-	-	-	478,500	48	-	2,532,000	-	-	2,532,048	-	2,532,048
Issuance of common stock in exchange for consulting, professional and other services provided	-	-	-	-	-	-	301,250	30	-	278,758	-	-	278,788	-	278,788
Issuance of common stock in satisfaction of debt issuances costs	-	-	-	-	-	-	670,271	67	-	1,414,840	-	-	1,414,907	-	1,414,907
Issuance of common stock in connection with the settlement of accounts payable	-	-	-	-	-	-	37,500	4	-	18,746	-	-	18,750	-	18,750
Issuance of common stock in connection with the settlement of notes payable	-	-	-	-	-	-	324,000	32	-	161,968	-	-	162,000	-	162,000
Issuance of common stock in connection with the conversion of loans payable	-	-	-	-	-	-	4,790,693	480	-	2,755,019	-	-	2,755,499	-	2,755,499
Issuance of common stock in connection with the conversion of debentures	-	-	-	-	-	-	2,309,997	231	-	1,385,769	-	-	1,386,000	-	1,386,000
Issuance of common stock in connection with the conversion of related party notes payable	-	-	-	-	-	-	125,000	13	-	62,488	-	-	62,501	-	62,501
Issuance of common stock in connection with the conversion of interest payable	-	-	-	-	-	-	210,553	21	-	114,771	-	-	114,792	-	114,792
Reclassifcation of derivative liability to additional paid-in capital	-	-	-	-	-	-	-	-	-	2,342,112	-	-	2,342,112	-	2,342,112
Recognition of beneficial conversion features related to convertible debt instruments	-	-	-	-	-	-	-	-	-	727,965	-	-	727,965	-	727,965
Acquisition of equity interests in subsidiaries	-	-	-	-	-	-	-	-	-	-	-	-	-	2,078,762	2,078,762

Balance, September 30, 2018	5,000,000	$500	500,000	$50	552,500	$55	23,255,411	$2,326	$-	$21,495,621	$(19,226,462)	$(263,985)	$2,008,105	$1,934,634	$3,942,739

Net income (loss)	-	-	-	-	-	-	-	-	-	-	(18,548,721)	-	(18,548,721)	(2,120,312)	(20,669,033)
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	(89,105)	(89,105)	-	(89,105)
Issuance of common stock in connection with the conversion of Series D preferred stock	-	-	-	-	(213,000)	(21)	532,500	53	-	(32)	-	-	-	-	-
Issuance of common stock in connection with sales made under private offerings	-	-	-	-	-	-	1,415,000	141	-	585,859	-	-	586,000	-	586,000
Issuance of common stock as compensation to employees, officers and/or directors	-	-	-	-	-	-	287,500	29	-	397,951	-	-	397,980	-	397,980
Issuance of common stock in exchange for consulting, professional and other services provided	-	-	-	-	-	-	1,038,017	104	-	336,787	-	-	336,891	-	336,891
Issuance of common stock in connection with the settlement of accounts payable	-	-	-	-	-	-	31,579	3	-	14,997	-	-	15,000	-	15,000
Issuance of common stock in connection with the conversion of loans payable	-	-	-	-	-	-	2,054,887	205	-	686,995	-	-	687,200	-	687,200
Issuance of common stock in connection with the conversion of debentures	-	-	-	-	-	-	669,362	67	-	387,933	-	-	388,000	-	388,000
Issuance of common stock in connection with the conversion of interest payable	-	-	-	-	-	-	10,163	1	-	25,109	-	-	25,110	-	25,110
Issuance of common stock purchase warrants in satisfaction of debt issuances costs	-	-	-	-	-	-	20,000	2	-	11,758	-	-	11,760	-	11,760
Recognition of beneficial conversion features related to convertible debt instruments	-	-	-	-	-	-	-	-	-	1,844,834	-	-	1,844,834	-	1,844,834
Stock based compensation related to employee stock options	-	-	-	-	-	-	-	-	-	710,264	-	-	710,264	-	710,264

Balance, September 30, 2019	5,000,000	$500	500,000	$50	339,500	$34	29,314,419	$2,931	$-	$26,498,076	$(37,775,183)	$(353,090)	$(11,626,682)	$(185,678)	$(11,812,360)

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2019	2018
Cash flows from operating activities

Net loss	$(20,669,033)	$(11,936,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Debt Discount	3,713,299	4,359,074
Common stock issued in exchange for fees and services	348,651	-
Default penalties and other covenant adjustments on convertible debentures	491,896	-
Deferred Taxes	-	-
Depreciation and amortization expense	1,465,724	724,865
Impairment of goodwill and intangible assets	7,255,724	1,367,813
Loss on disposal of assets	64,095	-
Loss on settlement of accounts payable	-	-
Loss on settlement of debt	63,651	52,343
Provision for doubtful accounts	1,422,708	309,116
Stock based compensation	1,108,244	2,810,836
(Gain) loss on derivative liability	366,974	(2,555,350)

Changes in operating assets and liabilities:
Accounts receivable	(1,322,212)	(252,771)
Prepaid expenses	(85,000)	64,871
Other current asset	137,128	(245,885)
Security deposits	(19,254)	112,892
Accounts payable and accrued liabilities	2,280,801	387,204
Interest payable	1,073,867	399,710
Operating lease right of use assets	50,750	-
Customer deposits and deferred revenue	(254,667)	23,980
Net cash used in operating activities	(2,506,654)	(4,377,645)

Cash flows from investing activities
Note Receivable	761,096	-
Net cash paid in acquisitions of subsidiaries	-	(2,825,889)
Purchase of equipment	(407,865)	(1,395,450)
Net cash used in investing activities	353,231	(4,221,339)

Cash flows from financing activities
Repayments of capital leases	(305,781)	(199,568)
Proceeds from issuance of convertible debenture	374,000	6,136,120
Proceeds from exercise of common stock warrants	-	2,000
Proceeds from issuance of common stock	586,000	2,041,501
Proceeds from convertible notes, net of original issue discounts and fees	1,270,435	2,163,750
Payment on loan payable	(36,629)	(1,114,331)
Proceeds from related party advances	410,841	155,066
Payments on notes payable - related party	(112,277)	(449,800)
Net cash provided by financing activities	2,186,589	8,734,738

Effect of foreign currency translation adjustment	(4,576)	(175,031)

Net cash increase for period	28,590	(39,277)
Cash balance, beginning of period	81,735	121,013
Cash balance, end of period	$110,325	$81,736

Supplemental disclosure of cash flow information:
Cash paid for interest	$67,370	$230,424
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and accrued interest into common stock	$1,100,310	$4,256,291
Reclassification of derivative liability to additional paid in capital	$0	$2,342,112
Settlement of account payable for common stock	$15,000	$18,750
Common stock issued for settlement of note payable	$0	$162,000
Common stock issued for settlement of related party note payable	$0	$62,500
Conversion of Series D Preferred stock to common stock	$0	$70
Debt discount recorded on convertible notes and debentures payable upon initial measurement of derivative liability	$997,483	$6,318,324
Debt discounts recorded for original issue discounts on convertible debentures	$0	$599,052
Debt discounts recorded for beneficial conversion features on convertible debentures and notes payable	$1,844,834	$-
Acquisition of C3 Labs through issuance of note payable and convertible note payable	$0	$600,000
Sale and assumption of note payable and accrued interest	$577,588	$-
Equipment financed through capital leases	$829,273	$466,195

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF ACTIVITIES

EVIO, Inc., a Colorado corporation and its subsidiaries provide analytical testing and advisory services to the emerging legalized cannabis industry. EVIO, Inc. was originally incorporated in the State of New York, December 12, 1977 under the name 3171 Holding Corporation. On February 22, 1979, the name was changed to Electronomic Industries Corp. and on February 23, 1983 the name was changed to Quantech Electronics Corp. The Company was reincorporated in the State of Colorado on December 15, 2003. On August 29, 2014, the Company completed a reverse merger with Signal Bay Research, Inc., a Nevada Corporation, and assumed its operations. In September 2014, the Company changed its name from Quantech Electronics Corp. to Signal Bay, Inc. then to EVIO, INC. in August 2018. The Company has selected September 30 as its fiscal year end. The Company is domiciled in the State of Colorado, and its corporate headquarters are located in Henderson, Nevada.

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

On October 26, 2016, the Company entered into an Asset Purchase Agreement with Green Style Consulting, LLC which was closed on November 1, 2016.

The Company entered into a Membership Interest Purchase Agreement with Viridis Analytics MA, LLC which was closed on August 1, 2018.

On December 29, 2018, the Company entered into a Membership Purchase Agreement to purchase 60% of the outstanding shares of C3 Labs, LLC which closed On January 1, 2019.

On June 27, 2018, Greenhaus Analytical Labs LLC, a wholly-owned subsidiary of EVIO, Inc. entered into a Purchase and Sale Agreement with Michael G. Myers for the property located at 14775 SW 74th Ave., Tigard, OR 97224.

On June 27, 2018, Greenhaus Analytical Labs, LLC, a wholly-owned subsidiary of EVIO, Inc., entered into an Asset Purchase Agreement with MRX Labs LLC which closed on July 5, 2019.

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

Cash and Cash Equivalents

All cash is maintained with major financial institutions. Deposits may exceed the amount of insurance provided on such deposits. For the purposes of the cash flows, the Company considers all short-term debt securities purchased with original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 or 2018.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at their original invoice amounts. We regularly review collectability and establish an allowance for uncollectible amounts as necessary based on our experience with historical collectability. Management recognized an allowance for uncollectible amounts, of $215,933 and $414,475 for 2019 and 2018, respectively.

Notes Receivable

The Company accounts investments for notes receivable in accordance with ASC 320. On September 6, 2017, the Company entered in a note receivable with an unrelated entity for $1,300,000. The note is due on September 6, 2024 and carries interest at a rate of 8% per annum. The note requires minimum principal payments of $100,000 plus accrued interest on each anniversary date with the unpaid principal and interest being due on September 6, 2024. The note was purchased in May 2019, by an unrelated third party. The balance on the purchased note as of September 30, 2019 was $538,904. The Company evaluated the collectability of the note receivable as of September 30, 2019 and determined the full balance is collectible and no reserve for write off was recorded.

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

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company performed its annual fair value assessment at September 30, 2019, on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that carrying value of its goodwill and Intangible assets on our financial statements exceeds its fair value. As such, the Company recorded an impairment charge to its goodwill of $7,255,724. The impairment charge included $1,569,911 for Greenhaus Analytical Labs, $477,900 for EVIO Labs Humboldt, $3,264,623 for Keystone Labs, $784,814 for EVIO Labs Berkeley, $441,903 for Smith Scientific, and $643,729 for EVIO Labs MA due to changing outlook of market conditions.

Business Combinations. We have adopted the amendment to ASC 805 for the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

●	Contingent consideration is recorded at fair value as an element of purchase price with subsequent adjustments recognized in operations.
●	Subsequent decreases in valuation allowances on acquired deferred tax assets are recognized in operations after the measurement period.
●	Upon gaining control of an entity in which an equity method or cost basis investment was held, the carrying value of that investment is adjusted to fair value with the related gain or loss recorded in earnings.

Reclassification

Certain amounts in the 2018 financial statements have been reclassified to conform to the 2019 financial presentation. These reclassifications have no impact on net loss.

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

Revenue Recognition

In 2019 the Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

The Company generated revenues of $3,789,815 and $3,365,525 during the years ended September 30, 2019 and 2018.

Cost of Revenue Recognition

The Company recognizes all costs incurred that are directly related to revenue generating activities as a cost of revenue. These costs include salaries and payroll taxes associated with lab employees, rent and utilities on lab facilities, repairs and maintenance to facilities and equipment, depreciation of lab equipment and outsourced professional services utilized for consulting engagements. Cost of revenues totaled $4,725,855 and $3,837,288 during the years ended September 30, 2019 and 2018, respectively.

Stock Based Compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), the Company measures the cost of stock-based compensation arrangements based on the grant-date fair value and recognizes the cost in the financial statements at the time goods are received or over the period during which employees and non-employees are required to provide services. If the Company cannot estimate reliably the fair value of the goods and services received, the Company shall measure their value indirectly by reference to the fair value of the equity instruments granted. For transactions with employees and others providing similar services, the Company measures the fair value of the services by reference to the fair value of the equity instruments granted. Stock-based compensation arrangements may include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans.

The Company utilizes the Black-Scholes simulation model, which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the expected volatility of the Company’s stock price over a period equal to or greater than the expected life of the options.

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

As a result of the adoption of ASC 842, certain real estate and equipment operating leases have been recorded on the balance sheet with a lease liability and right- of-use asset (“ROU”). Application of this standard resulted in the recognition of ROU assets of $2,543,976, net of accumulated amortization, and a corresponding lease liability of $2,594,726. Accounting for finance leases is substantially unchanged.

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

Amortization of lease assets is included in general and administrative expenses. The future minimum lease payments of lease liabilities as of September 30, 2019, are as follows:

Year ended September 30,	Operating Leases	Financing Leases
2019	782,138	$311,592
2020	970,425	433,087
2021	697,436	514,152
2022	549,390	183,020
2023	347,475	206,674
Thereafter	27,911	5,022
Total lease payments	3,374,775	1,653,547
Less: Payments Made	(780,049)	(314,088)
Total Lease Liabilities	$2,594,726	$1,339,459

Concentration of Credit Risk

Instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits, notes receivable and accounts receivable. As of September 30, 2019, the Company did not hold cash at any financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation (“FDIC”) of up to $250,000.

No individual client represents greater than 10% of the annual revenue.

As of September 30, 2019, the Company had total accounts receivable, net of allowances, of $133,022. Five separate clients comprised a total of 41% of this balance as follows:

	Balance	Percent of Total
Customer 1	$48,606	14%
Customer 2	33,572	10%
Customer 3	20,336	6%
Customer 4	20,321	6%
Customer 5	20,208	6%
All others	246,456	59%
Total	348,955	100%
Allowance for doubtful accounts	(215,933)
Net accounts receivable	$133,022

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

The Company performed its annual fair value assessment at September 30, 2019, on its subsidiaries with material long-lived asset amounts on their respective balance sheets and determined that no impairment exists.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2019:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$2,545,735	$2,545,735

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

Basic Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Given the net losses of the Company during the years ended September 30, 2019 and 2018, the effects of convertible equity and debt instruments were anti-dilutive resulting in basic and diluted loss per weighted average common shares outstanding equal. There was a total of 26,887,932 and 16,548,473 common stock equivalents excluded from diluted earnings per share for the years ended September 30, 2019 and 2018.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718) which simplifies certain aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Certain areas of the simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments of the ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

NOTE 3 – ACQUISITIONS

Completed During the Year Ended September 30, 2019

Not Applicable

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

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets consist of customer lists, testing licenses, favorable leases and websites. The components of intangible assets as of September 30, 2019 and 2018 consist of:

	2019	2018
Customer list	$854,014	$865,672
License	503,000	503,000
Favorable lease	3,100	3,100
Website	49,516	49,690
Non-Compete	182,388	184,563
Assembled Workforce	50,750	50,750
Intellectual Property	334,893	342,610

Total	1,977,661	1,999,385
Accumulated amortization	(1,977,661)	(318,815)
Net value	$-	$1,680,570

The Company has fully amortized the intangible assets during the fiscal year ended September 30, 2020, and no future amortization is to calculated.

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The Company’s property and equipment consisted of the following as of September 30, 2019 and 2018:

	2019	2018
Assets Not-In-Service	$-	$455,540
Capital Assets	1,800,347	535,095
Land	212,550	212,550
Buildings & Real Estate	941,857	937,450
Furniture and Equipment	152,933	189,459
Laboratory Equipment	2,188,828	2,468,141
Software	78,996	63,913
Leasehold Improvements	697,333	303,331
Vehicles	83,915	83,915
Total	6,188,777	5,249,394
Accumulated depreciation	(1,511,973)	(644,291)
Net value	$4,676,804	$4,605,103

NOTE 7 – RELATED PARTY TRANSACTIONS

During the years ended September 30, 2019 and 2018, the Company received loans from its Chief Operating Officer totaling $194,820 and $0 and made repayments totaling $1,040 and $0, respectively. There was $193,780 and $0 due as of September 30, 2019 and 2018, respectively and are included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties. The loans carry a 0% interest rate and are due on demand.

During the years ended September 30, 2019 and 2018, the Company received loans from its Chief Executive Officer totaling $75,000 and $0 and made repayments totaling $19,200 and $0, respectively. There was $55,800 and $0 due as of September 30, 2019 and 2018, respectively and are included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties. The loans carry a 0% interest rate and are due on demand.

During the years ended September 30, 2019 and 2018 the Company made payments to Sara Lausmann, associated with the asset purchase of Oregon Analytical Services, LLC, totaling $12,000 and $97,500, respectively. There was $568,299 and $580,299 of principal due as of September 30, 2019 and 2018, respectively. The note carries interest at a rate of 5% per annum and had accrued interest totaling $107,899 and $79,295 due as of September 30, 2019 and 2018, respectively.

During the years ended September 30, 2019 and 2018 the Company made payments to Anthony Smith, our Chief Science Officer, associated with the purchase of 80% of Smith Scientific Industries, totaling $55,090 and $25,000, respectively. There was $180,910 and $236,000 of principal due as of September 30, 2019 and 2018, respectively. The note carries interest at a rate of 5% per annum and had accrued interest totaling $41,600 and $30,960 due as of September 30, 2019 and 2018, respectively.

During the years ended September 30, 2019 and 2018 the Company made repayments to Henry Grimmett, prior Company Director (retired April 2018), on an outstanding loan from member assumed by the Company, totaling a note payable of Greenhaus Analytical Services, LLC, totaling $3,859 and $52,000, respectively. There was $113,554 and $117,412 of principal due as of September 30, 2019 and 2018, respectively. The note bears interest at 0% per annum and requires repayments of $25,000 quarterly.

During the years ended September 30, 2019 and 2018, the Company made no payments to Henry Grimmett, prior Company Director (retired April 2018), associated with the acquisition of Greenhaus Analytical Services, LLC. The Company entered into a $340,000 note payable as part of its acquisition of Greenhaus Analytical Services, LLC. The note carries interest at a rate of 6% per annum and matures on October 16, 2020. During the quarter ending September 30, 2019, a third party purchased $170,000 of the note from Henry Grimmett, refer to Note 10, Convertible Notes; Noteholder 14. There was $170,000 and $340,000 of principal due as of September 30, 2019 and 2018, respectively. Unamortized debt discount of $26,563 and $51,971 as of September 30, 2019 and 2018, respectively and $59,412 and $39,905 of accrued interest due as of September 30, 2019 and 2018, respectively.

During the years ended September 30, 2019 and 2018, the Company received loans from a related party associate with Keystone Labs totaling $191,515 and $171,425 and made repayments totaling $9,034 of $18,733. There was $354,050 and $153,17 due as of September 30, 2019 and 2018, respectively. Amounts have been adjusted for USD. The advances are non-interest bearing and due on demand and is included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties.

EVIO, INC.

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

The Company has 0 shares of Series A Convertible Stock issued and outstanding as of September 30, 2019 and 2018.

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

The Company has 5,000,000 shares of Series B Convertible Stock issued and outstanding as of September 30, 2019 and 2018.

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

There were 500,000 shares of Series C Convertible Stock issued and outstanding as of September 30, 2019 and 2018.

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

As originally issued, in any liquidation, dissolution, or winding up of the Corporation, the holders of the Series D Preferred Stock shall be entitled to receive (a) in preference to the holders of the Common Stock (b) on a pari passu basis to any sum that the holders of the Series B Preferred Stock shall be entitled to receive, but (c) subordinate in preference to any sum that the holders of any shares of any other series of the Corporation’s Preferred Stock shall be entitled, an amount equal to $1 per share (subject to appropriate adjustment in the event of any stock dividend, forward stock split, or other similar recapitalization). After payment of such sums, (i) the holders of the Series A Preferred Stock and (ii) the holders of the Common Stock, shall be entitled to receive any remaining assets of the Corporation on a pro rata, as-converted basis assuming conversion of the Series A Preferred Stock into Common Stock at the then- current Conversion Rate. On July 31, 2018, the Company amended its articles of incorporation such that the Series D Preferred Stock shall have no liquidation preference over any other class of stock.

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

During the Year Ended September 30, 2019, the Company received conversion notices from Series D Preferred Stockholders resulting in a total of 532,500 shares of common stock being issued for the conversion of 213,000 shares of Series D Preferred Stock.

During the Year Ended September, 2018, the Company received conversion notices from Series D Preferred Stockholders resulting in a total of 700,000 shares of common stock being issued for the conversion of 280,000 shares of Series D Preferred Stock.

There were 339,500 and 552,500 shares of Series D Convertible Stock issued and outstanding as September 30, 2019 and 2018, respectively.

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

During the year ended September 30, 2019, the Company issued 1,038,017 common shares valued at $336,891 for services; 1,415,000 common shares for cash proceeds of $586,000; 287,500 common shares valued at $397,980 as compensation to employees; 31,579 common shares for the settlement of $15,000 of accounts payable; 2,054,887 common shares for the settlement of $687,200 of convertible notes payable; 10,163 for the conversion of $25,110 of convertible accrued interest; 20,000 common shares for issuance of a stock purchase agreement valued at $11,760; 669,362 common shares for the settlement of $388,000 debenture conversions, and 532,500 common shares for the conversion of Preferred Series D stock. All conversions of outstanding principal and accrued interest on convertible notes payable were done so at contractual terms.

There were 29,314,419 and 23,255,411 shares of common stock issued and outstanding at September 30, 2019 and 2018, respectively.

NOTE 9 – LOANS PAYABLE

The Company had the following loans payable outstanding as of September 30, 2019 and September 30, 2018:

	September 30, 2019	September 30, 2018

On March 16, 2018, the Company executed notes payable for the purchase of three vehicles. The notes carry interest at 6.637% annually and mature on March 31, 2023.	47,551	60,477

On September 6, 2017, the Company entered into a note payable totaling $1,000,000 for the purchase of an outstanding note receivable. The note carries interest at 8% annually and is due on July 6, 2018.	-	500,000

On June 28, 2018, the Company executed a note payable for $650,000 for the purchase of the building at 14775 SW 74th Ave, Tigard, OR. The note carries interest at 8% annually and is due on June 28, 2021.	622,523	646,231

On July 5, 2018, the Company executed a note payable for $750,000 for the asset purchase of MRX Labs, The note carries interest at 8% annually and is due on January 5, 2019. (This note is in default as of 7/5/2019, which resulted in 5% penalty on outstanding amount.)	750,000	750,000
		1,956,708
Less: unamortized original issue discounts	-	(119,000)
Total loans payable	1,420,079	1,837,708
Less: current portion of loans payable	762,476	643,627

Long-term portion of loans payable	$657,603	$1,193,781

As of September 30, 2019 and 2018, the Company accrued interest of $74,301 and $47,767, respectively.

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

The following table summarizes all convertible notes outstanding as of September 30, 2019:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest

Noteholder 10	4/24/18	4/24/19	500,000	-	500,000	-
Noteholder 4	8/1/18	1/1/19	396,000	-	396,000	76,471
Noteholder 6	9/6/18	9/6/19	145,000		145,000	15,575
Noteholder 7	9/17/18	9/17/19	82,500		82,500	8,586

Noteholder 4	10/2/18	1/1/19	264,000	-	264,000	40,634
Noteholder 8	11/15/18	11/15/19	222,600	(28,054)	194,546	15,564
Noteholder 9	12/27/18	12/27/19	105,000	(25,603)	79,397	18,204
Noteholder 8	1/14/19	1/14/20	131,250	(46,027)	85,223	7,364
Noteholder 8	2/04/19	2/04/20	265,000	(92,205)	172,795	13,824
Noteholder 9	2/05/19	2/05/20	131,250	(48,185)	83,065	6,616
Noteholder 11	2/08/19	2/08/20	783,724	(208,357)	575,367	89,627
Noteholder 8	3/15/19	3/15/20	70,913	-	70,913	3,093
Noteholder 9	3/15/19	3/15/20	70,913	-	70,913	2,938
Noteholder 12	3/15/19	3/15/20	70,913	-	70,913	3,093
Noteholder 13	3/15/19	3/15/20	70,913	-	70,913	3,093
Noteholder 3	7/1/19	9/30/19	825,930		825,930	18,983
Noteholder 8	8/8/19	8/8/20	33,092	(10,291)	22,801	384
Noteholder 9	8/8/19	8/8/20	33,092	(10,291)	22,801	384
Noteholder 14	8/29/19	5/29/19	100,000	(150,146)	(50,146)	964
Noteholder 14	8/30/19	5/30/19	110,000	(97,555)	12,445	747
			$4,412,090	$(716,714)	3,695,376	$326,145

The following table summarizes all convertible notes outstanding as of September 30, 2018:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest
Noteholder 2	7/2/18	10/1/18	220,000	(220)	219,780	4,340
Noteholder 3	7/2/18	10/1/18	220,000	(220)	219,780	4,340
Noteholder 4	8/1/18	10/1/18	330,000	(492)	329,508	-
Noteholder 1	8/14/18	8/14/19	167,100	(13,591)	153,509	2,839
Noteholder 5	8/29/18	2/28/19	222,222	(78,670)	143,552	-
Noteholder 6	9/6/18	9/6/19	125,000	(89,921)	35,079	-
Noteholder 3	9/13/18	3/11/19	585,000	(513,062)	71,938	-
Noteholder 7	9/17/18	9/17/19	62,500	(57,381)	5,119	-
Noteholder 10	4/24/18	4/24/19	500,000	0	500,000	-
			$2,431,822	$(753,557)	$1,678,265	$11,519

Noteholder 1

On August 14, 2017, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $275,600 of which $15,600 was an original issue discount and $10,000 was paid directly to third parties resulting in cash proceeds to the Company of $250,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, was due on August 14, 2018. The Note is convertible into the Company’s common stock commencing 180 days from the date of issuance at a conversion price equal to 75% of the lowest trade price of the Company’s common stock for the fifteen prior trading days including the date of conversion. During the year ended September 30, 2018, the holder elected to convert $167,100 of principal due in exchange for 479,848 shares of common stock and the holder elected to convert $2,988 of interest due in exchange for 10,163 shares of common stock. There was $0 and $167,100 of principal and $0 and $2,839 of accrued interest due at September 30, 2019 and September 30, 2018, respectively.

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Noteholder 2

On July 2, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $220,000 of which $20,000 was an original issue discount and $17,000 was paid directly to third parties resulting in cash proceeds to the Company of $183,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on October 1, 2018. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.60 per share. There was $0 and $220,000 of principal and $0 and $4,340 of accrued interest due at September 30, 2019 and September 30, 2018, respectively. This note was purchased by Noteholders 8, 9, 12 & 13.

Noteholder 3

On July 2, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $220,000 of which $20,000 was an original issue discount resulting in cash proceeds to the Company of $200,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, was due on October 1, 2018. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.60 per share. There was $0 and $220,000 of principal and $0 and $4,340 of accrued interest due at September 30, 2019 and September 30, 2018, respectively. This note was replaced on July 1, 2019.

On September 13, 2018, the Company entered into an exchange agreement with an unrelated party for the principal amount $585,000, of which the loan payable to Palliatech, Dated August 1, 2017, outstanding and principal of $549,652 would be assumed by the new note holder, with difference of $35,348 to be treated as an original issue discount. The new convertible note payable carries an interest rate of 0% per annum is convertible into common stock of the Company at the option of the noteholder immediately at 80% of the lowest volume weighted average price of the Company’s common stock in the preceding 20 trading days. There was $0 and $585,000 of principal and $0 and $0 of accrued interest due at September 30, 2019 and September 30, 2018, respectively. This note was replaced on July 1, 2019.

On July 1, 2019, the two previous notes were replaced for the principal amount of $825,890. This included a default penalty of $150,000 for non-payment of the prior two notes. The note, together with accrued interest at the annual rate of 8%, is due on 9/30/2019. The note is convertible into common stock of the Company at the option of the noteholder at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $825,890 of principal and $18,893.35 of accrued interest at September 30, 2019.

Noteholder 4

On August 1, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $330,000 of which $30,000 was an original issue discount resulting in cash proceeds to the Company of $300,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, was due on October 1, 2018. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time the lower of a conversion price of $0.50 per share or at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. On September 30, 2019 a fee for payment default of $66,000 was added to the principal. There was $396,000 and $330,000 of principal and $76,472 and $10,994 of accrued interest due at September 30, 2019 and September 30, 2018, respectively.

On October 2, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $220,000 of which $20,000 was an original issue discount resulting in cash proceeds to the Company of $200,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on January 1, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.50 per share or at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. On September 30, 2019 a fee for payment default of $44,000 was added to the principal. There was $264,000 of principal and $40,634 of accrued interest at September 30, 2019.

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Noteholder 5

On August 29, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $222,222 of which $22,222 was an original issue discount and $5,500 was paid directly to third parties resulting in cash proceeds to the Company of $194,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 5%, is due on February 28, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.70 per share. This note was previously placed in default and has been settled for issuance of shares. There was $0 and $222,222 of principal and $0 and $0 of accrued interest due at September 30, 2019 and September 30, 2018, respectively.

Noteholder 6

On September 6, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $125,000 of which $15,000 was an original issue discount parties resulting in cash proceeds to the Company of $110,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 10%, is due on September 6, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at the lower of a conversion price of $0.50 per share or at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. On July 5, 2019 a fee for payment default of $20,000 was added to the principal. There was $145,000 and $125,000 of principal and $15,575 and $10,171 of accrued interest due at September 30, 2019 and September 30, 2018, respectively.

Noteholder 7

On September 6, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $62,500 of which $6,250 was an original issue discount resulting in cash proceeds to the Company of $56,250 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 10%, is due on September 6, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at the lower of a conversion price of $0.50 per share or at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. On July 5, 2019 a fee for payment default of $20,000 was added to the principal. There was $82,500 and $62,500 of principal and $8,586 and $4,897 of accrued interest due at September 30, 2019 and September 30, 2018, respectively.

Noteholder 8

On November 15, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $222,600 of which $12,600 was an original issue discount resulting in cash proceeds to the Company of $210,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on November 15, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at the lower of a conversion price of $0.50 per share or at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $222,600 of principal and $15,564 of accrued interest due at September 30, 2019.

On January 14, 2019, the Company entered into a convertible note payable with an unrelated party for $131,250 of which included $6,250 in third party fees resulting in net cash proceeds to the Company of $125,000. The convertible note payable carries interest at a rate of 8% per annum, is due on January 14, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $131,250 of principal and $7,364 of accrued interest due at September 30, 2019.

On February 4, 2019, the Company entered into a convertible note payable with an unrelated party for $265,000 of which $15,000 was an original issue discount and $10,000 in third party fees resulting in net cash proceeds to the Company of $240,000. The convertible note payable carries interest at a rate of 8% per annum, is due on February 4, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $265,000 of principal and $13,824 accrued interest due at September 30, 2019.

On March 15, 2019, the Company entered into an exchange agreement with an unrelated party for $70,913, of which the loan payable to Noteholder 2, dated July 2, 2018, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum is due on March 15, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $70,913 of principal and $3,093 of accrued interest due at September 30, 2019.

On August 8, 2019, the Company entered into a convertible note agreement with an unrelated party for $33,092 of which $1,576 in third party fees resulting in net cash proceeds to the Company of $31,516. The convertible note payable carries interest at a rate of 8% per annum, is due on August 8, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $33,092 of principal and $384 of accrued interest due at September 30, 2019.

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Noteholder 9

On December 27, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $105,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on December 27, 2019 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $105,000 of principal and $18,204 of accrued interest due at September 30, 2019.

On February 5, 2019, the Company entered into a convertible note payable with an unrelated party for $131,250 of which included $6,250 in third party fees resulting in net cash proceeds to the Company of $125,000. The convertible note payable carries interest at a rate of 8% per annum, is due on February 5, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $131,250 of principal and $6,616 of accrued interest due at September 30, 2019.

On March 15, 2019, the Company entered into an exchange agreement with an unrelated party for $70,913, of which the loan payable to Noteholder 2, dated July 2, 2018, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum is due on March 15, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $70,913 of principal and $2,938 of accrued interest due at September 30, 2019.

On August 8, 2019, the Company entered into a convertible note agreement with an unrelated party for $33,092 of which $1,576 in third party fees resulting in net cash proceeds to the Company of $31,516. The convertible note payable carries interest at a rate of 8% per annum, is due on August 8, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $33,092 of principal and $384 of accrued interest due at September 30, 2019.

Noteholder 10

On April 24, 2018, the Company entered into a convertible note payable totaling $500,000 in exchange for 100% of the assets of Leaf Detective LLC. The note bears no interest, matures on April 24, 2019 and automatically converted to common stock at $1.25 per share on the maturity date. In the event the average lowest trading price of the Company’s common stock during the five days prior to maturity is less than $1.25 per share, the Company will pay the noteholder the difference between $1.25 and the average lowest trading price during the preceding five days per share converted in cash. There was $500,000 principal and $0 interest due on both September 30, 2019 and September 30, 2018. As disclosed in item #3, On or about April 30, 2020, Michele Malaret and Gordon Griswold filed, filed a Breach of Contract in the original principal amount of $500,000, with the Superior Court of California, County of Humboldt. The Company currently recognizes the fully liability on its balance sheet. There is no interest due associated with the note.

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Noteholder 11

On February 8, 2019, the Company entered into an exchange agreement with an unrelated party for $580,537, of which the loan payable to Palliatech, dated September 1, 2017, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 10% per annum, with one year interest guaranteed, is due on February 8, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 30% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. A principal non-pay default was applied in the amount of $203,188. There was $783,724 of principal and $89,627 of accrued interest due at September 30, 2019.

Noteholder 12

On March 15, 2019, the Company entered into an exchange agreement with an unrelated party for $70,913, of which the loan payable to Noteholder 2, dated July 2, 2018, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum is due on March 15, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $70,913 of principal and $3,093 of accrued interest due at September 30, 2019.

Noteholder 13

On March 15, 2019, the Company entered into an exchange agreement with an unrelated party for $70,913, of which the loan payable to Noteholder 2, dated July 2, 2018, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum is due on March 15, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $70,913 of principal and $3,093 of accrued interest due at September 30, 2019.

Noteholder 14

On August 30, 2019, the Company entered into a convertible note payable with an unrelated party for $110,000 which included $10,000 original issue discount resulting in net cash proceeds to the Company of $100,000. The convertible note payable carries interest at a rate of 8% per annum, is due on May 30, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $110,000 of principal and $747 of accrued interest due at September 30, 2019.

On August 29, 2019, the Company entered into an exchange agreement with an unrelated party for $170,000, of which the loan payable to Henry Grimmett, dated October 16, 2016, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum, is due on May 29, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $100,000 of principal and $964 of accrued interest due at September 30, 2019.

NOTE 11 – CONVERTIBLE DEBENTURES

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

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – DERIVATIVE LIABILITY

As of September 30, 2019 and 2018, Company had a derivative liability balance of $2,545,735 and $1,181,278 on the balance sheets and recorded a loss of $366,974 and a gain of $2,555,350 from derivative liability fair value adjustments during the year ended September 30, 2019 and 2018, respectively.

On November 15, 2018, the Company issued a $222,600 convertible promissory note to an unrelated party that matures on November 15, 2019. Refer to Noteholder 8 under “Note 10 – Convertible Debentures” for more information. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15, Derivatives and Hedging and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

On December 27, 2018, the Company issued a $105,000 convertible promissory note to an unrelated party that matures on December 27, 2019. Refer to Noteholder 9 under “Note 10 – Convertible Debentures” for more information. The Company analyzed the conversion feature of the agreement for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.

The aggregate fair value of the derivative at the issuance date of the note was $98,091 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $38,365 which was up to the face value of the convertible note with the excess fair value at initial measurement of $59,725 being recognized as a loss on derivative fair value measurement.

On January 14, 2019, the Company issued a $131,250 convertible promissory note to an unrelated party that matures on February 5, 2020. Refer to Noteholder 8 under “Note 10 – Convertible Debentures” for more information. The Company analyzed the conversion feature of the agreement for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.

The aggregate fair value of the derivative at the issuance date of the note was $144,752 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $14,423 which was up to the face value of the convertible note with the excess fair value at initial measurement of $130,329 being recognized as a loss on derivative fair value measurement

On February 4, 2019, the Company issued a $265,000 convertible promissory note to an unrelated party that matures on February 4, 2020. Refer to Noteholder 8 under “Note 10 – Convertible Debentures” for more information. The Company analyzed the conversion feature of the agreement for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.

The aggregate fair value of the derivative at the issuance date of the note was $322,521 which was recorded as a derivative liability on the balance sheet. The Company recognized a loss of $322,521 on derivative fair value measurement.

On February 5, 2019, the Company issued a $131,250 convertible promissory note to an unrelated party that matures on February 11, 2020. Refer to Noteholder 9 under “Note 10 – Convertible Debentures” for more information. The Company analyzed the conversion feature of the agreement for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.

The aggregate fair value of the derivative at the issuance date of the note was $228,916 which was recorded as a derivative liability on the balance sheet. The Company recognized a loss of $228,916 on derivative fair value measurement.

On July 1, 2019, the Company issued a $825,930 convertible promissory note to an unrelated party that matures on September 30, 2019. Refer to Noteholder 3 under “Note 10 – Convertible Debentures” for more information. The Company analyzed the conversion feature of the agreement for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – DERIVATIVE LIABILITY (CONTINUED)

The aggregate fair value of the derivative at the issuance date of the note was $1,807,875 which was recorded as a derivative liability on the balance sheet. The Company recognized a loss of $1,807,875 on derivative fair value measurement.

On August 29, 2019, the Company issued a $170,000 convertible promissory note to an unrelated party that matures on May 29, 2020. Refer to Noteholder 14 under “Note 10 – Convertible Debentures” for more information. The Company analyzed the conversion feature of the agreement for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.

The aggregate fair value of the derivative at the issuance date of the note was $143,951 which was recorded as a derivative liability on the balance sheet. The Company recognized a loss of $65,965 on derivative fair value measurement.

On August 30, 2019, the Company issued a $110,000 convertible promissory note to an unrelated party that matures on May 30, 2020. Refer to Noteholder 14 under “Note 10 – Convertible Debentures” for more information. The Company analyzed the conversion feature of the agreement for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.

The aggregate fair value of the derivative at the issuance date of the note was $109,936 which was recorded as a derivative liability on the balance sheet. The Company recognized a loss of $79,183 on derivative fair value measurement.

At September 30, 2019, the Company marked-to-market the fair value of the derivative liabilities related to conversion features and determined an aggregate fair value of $2,363,919 and recorded a $1,502,833 gain from change in fair value for the year ended September 30, 2019. The fair value of the embedded derivatives was determined using a Black-Scholes option pricing model based on the following assumptions: (1) expected volatility of 128%, (2) risk-free interest rate of 1.75%, (3) exercise prices of $0.21 - $0.26, and (4) expected lives of 0.13 – 0.67 of a year.

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

As discussed in “Note 10 – Convertible Debentures”, the Company issued a total of $374,000 of convertible debentures to unrelated parties that mature on dates ranging from October 17, 2020 to October 23, 2020. The Company issued a total of 187,000 warrants to purchase additional shares of common stock of the Company in connection with the convertible debentures. The Company analyzed the issued warrants for derivative accounting consideration and determined that the warrants should be classified as a derivative. The aggregate fair value of the derivative at the issuance date of the warrants was $73,383 which was recorded as a derivative liability on the balance sheet, for which the Company recorded an equivalent debt discount to the convertible debentures.

At September 30, 2019, the Company marked-to-market the fair value of the derivative liabilities related to warrants and determined an aggregate fair value of $181,816 and recorded a $1,100,643 gain from change in fair value for the nine months ended September 30, 2019. The fair value of the derivatives was determined using a Black-Scholes option pricing model based on the following assumptions: (1) expected volatility of 128%, (2) risk-free interest rate of 1.75%, (3) exercise prices of $0.60 to $0.80, and (4) expected lives of 0.33 – 1.07 years.

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – DERIVATIVE LIABILITY (CONTINUED)

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2019:

Fair Value of Embedded Derivative Liabilities:
Balance, September 30, 2018	$1,181,278
Initial measurement of derivative liabilities	3,967,933
Change in fair market value	(2,603,476)
Write off due to conversion	(–)
Balance, September 30, 2019	$2,545,735

The following table summarizes the gain (loss) on derivative liability included in the income statement for the years ended September 30, 2019 and 2018, respectively.

	Year Ended September 30,
	2019	2018
Day one loss due to derivatives on convertible debt	$(2,970,450)	$(765,114)
Change in fair value of derivatives	2,603,476	3,320,464
Total derivative gain (loss)	$(366,974)	$2,555,350

Associated with the issuance of the convertible debentures during the fiscal year ended September 30, 2018; the Company incurred cash-based issuance costs of $702,963, issued common shares valued at $1,414,907 and warrants to purchase additional shares of common stock valued at $1,265,385 for total debt issuance costs of $3,383,255. The debt issuance costs were recorded as a discount to the carrying value of the convertible debentures. The warrants associated with the debt issue costs were valued using a Black-Scholes model with the following assumptions:

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

Additionally, the outstanding principal on convertible debentures totaling $6,583,000 may be converted into common stock of the Company at $0.60 per share for a total of 10,971,667 shares. Due to the variable conversion features of the outstanding convertible notes payable as discussed in Note 10 – Convertible Notes Payable, the Company cannot ascertain there will be adequate unissued authorized common shares to fulfill all share based obligations. As a result, the warrants issued in connection with the convertible debentures are not afforded equity treatment and were recorded as a derivative liability upon initial measurement. The total initial measurement of warrants issued with the convertible debentures was $4,616,545 of which $4,465,131 was recorded as a debt discount and, when combined with debt issuance costs, represents a total debt discount of $6,583,000.

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

NOTE 13 – INCOME TAXES

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended September 30, 2019 and 2018 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	September 30, 2019	September 30, 2018
Income tax provision at the federal statutory rate	21.0%	35.0%
Effect on operating losses	-21.0%	-35.0%

	September 30, 2019	September 30, 2018
Net deferred tax assets co nsisted of the following:
Net operating loss carryforward	$3,895,231	$4,071,932
Valuation allowance	(3,895,231)	(4,071,932)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows.

	September 30, 2019	September 30, 2018

Computed federal income tax expense at statutory rate is as follows.	$(3,895,231)	$(4,071,932)
Depreciation and amortization	307,802	253,703
Deferred revenue	22,768	127,124
Common stock issued for services	69,520	136,671
Common stock issued under employee incentive plan	36,025	251,791
Stock option expense	149,155	595,304
Amortization of debt discounts	779,793	1,519,967
Default penalties on convertible notes payable	98,378	-
Change in derivative liability	387,415	254,788
Change in valuation allowance	2,044,376	932,585
Income tax expense	$-	$-

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCOME TAXES (CONTINUED)

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

Testing Services

The Company provides analytical testing services to the cannabis industry under the EVIO Labs brand. As of September 30, 2019, EVIO Labs has operating labs located in Oregon, California and Massachusetts. Clients consist of growers, processors, dispensaries and individuals. Operating under the rules of the appropriate state regulating body, EVIO Labs certifies products have been tested and are free from pesticides and other containments before resale to patients and consumers.

Year ended September 30, 2019	Corporate	Consulting Services	Testing Services	Total Consolidated
Revenue	$-	$3,000	$3,786,815	$3,789,815
Segment income (loss) from operations				(7,325,704)
Total assets
Capital expenditures					)
Depreciation and amortization

Year ended September 30, 2018	Corporate	Consulting Services	Testing Services	Total Consolidated
Revenue	$-	$176,832	$3,188,693	$3,365,525
Segment income (loss) from operations	(3,802,702)	(1,835,901)	(2,537,821)	(8,176,424)
Total assets	(16,650)	1,534,823	12,836,787	14,354,960
Capital expenditures	-	-	(4,246,770)	(4,246,770)
Depreciation and amortization	-	-	724,865	724,865

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

The Company has entered into various office and laboratory leases as well as a long-term operating lease. Future minimum rental payments under the terms of the lease are:

Year ending September 30,
2019	782,138
2020	970,425
2021	697,436
2022	549,390
2023	347,475
Thereafter	27,911
Total	$2,594,726

NOTE 15 – REVENUE CONCENTRATION

The Company generated revenues of $3,789,815 and $3,365,525 for the years ended September 30, 2019 and 2018, respectively. The Company did not have any customer that represented greater than 10% of revenues during the years ended September 30, 2019 or 2018.

NOTE 16 – STOCK OPTIONS AND WARRANTS

The following tables summarizes all stock option and warrant activity for the year ended September 30, 2019 and 2018:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2017	655,000	$0.902
Granted	4,073,000	0.767
Exercised	-	-
Forfeited	(90,000)	0.878
Expired	-	-
Outstanding, September 30, 2018	4,638,050	$0.784

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2018	4,638,050	0.902
Granted	846,920	0.519
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, September 30, 2019	5,484,970	0.742

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table discloses information regarding outstanding and exercisable options and warrants at September 30, 2019:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.225	200,000	$0.225	4.71	200,000	$0.225
$0.400	110,000	$0.400	1.88	110,000	$0.400
$0.420	330,000	$0.420	4.30	330,000	$0.420
$0.500	165,000	$0.500	1.95	162,500	$0.500
$0.600	627,220	$0.600	0.37	627,220	$0.600
$0.650	145,000	$0.650	3.07	36,250	$0.650
$0.800	3,482,750	$0.800	1.68	3,095,250	$0.800
$0.850	100,000	$0.850	3.55	-	$0.850
$1.050	25,000	$1.050	4.04	-	$1.050
$1.260	220,000	$1.260	2.75	110,000	$1.260
$1.300	10,000	$1.300	2.05	7,500	$1.300
$1.386	60,000	$1.386	2.75	30,000	$1.386
$1.666	10,000	$1.666	2.84	5,000	$1.666
Total	5,484,970	$0.742	1.95	4,713,720	$0.718

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

September 30, 2019
Expected term of options granted	1.0-5.0 years
Expected volatility	103- 122%
Risk-free interest rate	2.00 – 2.67%
Expected dividend yield	0%

The following table discloses information regarding outstanding and exercisable options and warrants at September 30, 2018:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.400	110,000	$0.400	2.88	110,000	$0.400
$0.500	165,000	$0.500	2.95	162,500	$0.500
$0.600	597,300	$0.600	1.33	597,300	$0.600
$0.650	145,000	$0.650	4.07	36,250	$0.650
$0.800	3,195,750	$0.800	2.74	2,808,250	$0.800
$0.850	100,000	$0.850	4.55	-	$0.850
$1.050	25,000	$1.050	5.04	-	$1.050
$1.260	220,000	$1.260	3.75	110,000	$1.260
$1.300	10,000	$1.300	3.05	7,500	$1.300
$1.386	60,000	$1.386	3.75	30,000	$1.386
$1.666	10,000	$1.666	3.84	5,000	$1.666
Total	4,638,050	$0.784	3.322	3,866,800	$0.763

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

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SUBSEQUENT EVENTS

Common Stock Issuances

The Company made the following issuances of common stock subsequent to September 30, 2019:

●	35,170,123 common shares for the conversion of $1,518,022 of principal on convertible debentures.
●	4,452,443 common shares for the conversion of $203,820 of interest on convertible debentures
●	681,183 common shares issued for the conversion of debt conversion fees of $23,000
●	7,353,538 common shares issued for deferral of executive compensation
●	385,000 common shares issued for vesting of restricted stock grants for officers and directors
●	3,930,000 common shares issued for services
●	144,928 common shares issued for settlement of lawsuit
●	26,666 common shares issued for settlement of accounts payable.

Convertible Notes Payable

On November 4, 2019, the Company entered into a convertible note payable with an unrelated party for $33,516 which included $2,000 third party fees resulting in net cash proceeds to the Company of $31,516. The convertible note payable carries interest at a rate of 8% per annum, is due on November 4, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days.

On December 23, 2019, the Company entered into a convertible note payable with an unrelated party for $137,375 which included $16,3785 third party fees resulting in net cash proceeds to the Company of $121,000. The convertible note payable carries interest at a rate of 8% per annum, is due on December 23, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days.

On January 13, 2020, the Company entered into a convertible note payable with an unrelated party for $52,500 which included $2,500 third party fees resulting in net cash proceeds to the Company of $50,000. The convertible note payable carries interest at a rate of 8% per annum, is due on January 13, 2021 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days.

On November 4, 2019, the Company entered into a convertible note payable with an unrelated party for $33,516 which included $2,000 third party fees resulting in net cash proceeds to the Company of $31,516. The convertible note payable carries interest at a rate of 8% per annum, is due on November 4, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days.

On December 23, 2019, the Company entered into a convertible note payable with an unrelated party for $137,375 which included $16,3785 third party fees resulting in net cash proceeds to the Company of $121,000. The convertible note payable carries interest at a rate of 8% per annum, is due on December 23, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days.

On January 13, 2020, the Company entered into a convertible note payable with an unrelated party for $52,500 which included $2,500 third party fees resulting in net cash proceeds to the Company of $50,000. The convertible note payable carries interest at a rate of 8% per annum, is due on January 13, 2021 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days.

EVIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 SUBSEQUENT EVENTS (CONTINUED)

Convertible Notes Payable – Exchanged Note

On December 23, 2019, the Company entered into a debt purchase agreement with an unrelated party for $274,345, of which the loan payable to Palliatech, Dated September 1, 2017, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 10% per annum, with one year interest guaranteed, is due on February 8, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 30% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days.

On December 23, 2019, the Company entered into a debt purchase agreement with an unrelated party for $274,345, of which the loan payable to Palliatech, Dated September 1, 2017, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 10% per annum, with one year interest guaranteed, is due on February 8, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 30% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days.

Legal Proceedings

As disclosed in Item 3:

On May 9, 2019, Stephanie Head, a former part-time lab administrator for EVIO Labs Eugene, LLC, filed a wrongful termination lawsuit with the US District Court - District of Oregon, Eugene Division, Case No. 6:19-CV-00681, against EVIO Labs Eugene, LLC, EVIO, Inc. and Lori Glauser. In December, 2018, EVIO Labs Eugene, LLC terminated Stephanie Head because she was not available to work full-time. In February 2019, Ms. Head filed complaint to Oregon Bureau of Labor & Industries (“BOLI”) with allegations that she was discriminated against and unlawfully terminated. In October, 2019 BOLI found substantial evidence of unlawful employment on the basis of protected whistle-blowing, but found no substantial evidence of Ms. Head’s seven other allegations of unlawful employment practice. In April, 2019, BOLI notified EVIO Labs Eugene, LLC that BOLI elected not to pursue the charges further and closed the file. On January 28, 2020, the case was settled for $35,000, $25,000 payable in cash and $10,000 in EVIO Common Stock.

On February 6, 2020, MC CRE Investments, LLC landlord for the Palm Desert location, filed a Breach of Lease Agreement with the Superior Court of the State of California, County of Riverside. EVIO Labs Palm Desert has vacated the space and turned it back over to the landlord. The Company has expensed past due rents and late fees and these items are included in the liabilities in the balance sheet.

On or about March 5, 2020, Paul Tomaso and Jonah Barber beneficiaries for MRX Labs, LLC, filed a Breach of Promissory Note in the original principal amount of $750,000, plus late fees and penalties, with the Circuit Court of the State in Oregon, in Multnomah County against Greenhaus Analytical Labs, LLC. The Company has expensed penalties and late fees and these items are included in the liabilities in the balance sheet.

On or about April 30, 2020, Michele Malaret and Gordon Griswold filed, filed a Breach of Contract in the original principal amount of $500,000, with the Superior Court of California, County of Humboldt. The Company currently recognizes the fully liability on its balance sheet. There is no interest due associated with the note.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. Based on this assessment, management concluded that the Company’s internal controls over financial reporting is not effective as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of September 30, 2019:

Independent Directors: The Company intends to obtain at least 2 independent directors at its 2020 annual shareholder meeting. The cost associated to the addition in minimal and not deemed material.

No Segregation of Duties: Ineffective controls over financial reporting: The Company hired additional staff members, either as employees or consultants, during the fiscal year ending September 30, 2019. These additional staff members are responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities. The costs associated with the hiring the additional staff members will increase the Company’s Sales, General and Administration (SG&A) Expense. It is anticipated the cost of the new staff members will be approximately $150,000 per year. As of September 30, 2019, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner.

No audit committee: After the election of the independent directors at the 2019 annual shareholder meeting, the Company expects that an Audit Committee will be established. The cost associated to the addition an audit committee are minimal and not deemed material.

Written Policies & Procedures: We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

Management’s Remediation Initiatives

As our resources allow, we will add financial personnel to our management team. We plan to prepare additional written policies and procedures for accounting and financial reporting to improve the process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. Upon the addition of independent directors, we will create an audit committee made up of our independent directors.

As of September 30, 2019, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year. The Company hired, as soon as its financial position permitted it to do so, additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $150,000 per year which would allow the Company to hire one new staff member.

(b) Changes in Internal Control over Financial Reporting

There were no change in internal controls over financial reporting during the year ended September 30, 2019. Upon hiring additional financial staff, EVIO will prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Position
William Waldrop	52	CEO and Director
Lori Glauser	50	COO and Director
Anthony Smith, Ph.D.	50	CSO, President and Director

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

Lori Glauser– COO and Director

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

Anthony Smith, Ph.D. – Director, President and Chief Science Officer

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

Code of Ethics

We have adopted a Code of Ethics which is designed to ensure that our directors and officers meet the highest standards of ethical conduct. The Code of Ethics requires that our directors and officers comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. A copy of the Company’s code of ethics has been attached the Company’s form 10K, filed August 19, 2019, Exhibit 14.1.

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

ITEM 11. EXECUTIVE COMPENSATION

The Companies’ officers and directors have received the annual salary listed below for the services rendered on behalf of the Company:

	Year	Salary	Bonus	Stock Awards	All Other Compensation		Total
William Waldrop, CEO, Director (1)	2019	$202,500	$-	$-	$		$202,500
	2018	112,500	-	-		31,591	144,091

Lori Glauser, COO, Director (2)	2019	165,000	-	-			165,000
	2018	112,500	-	-		4,500	117,000

Anthony Smith, President, CSO (3)	2019	131,250	-	-		-	131,250

Paul Wright, Interim CFO (4)	2019	102,813	-	52,000		-	154,813
	2018	-	-	-		-	-

Christian Carnell, CFO (5)	2019	-	-	-		-	-
	2018	-	-	7,125		9,000	16,125

(1)	Mr. Waldrop deferred $157,500 of his compensation during fiscal year 2019.

(2)	Ms. Glauser deferred $133,750 of her compensation during fiscal year 2019. Ms. Glauser resigned as President as of 1/15/2020.

(3)	Mr. Smith was appointed President 1/15/2020. Mr. Smith deferred $106,250 of his compensation during fiscal year 2019.

(4)	Mr. Wright employment commenced on September 21, 2018. Mr. Wright resigned as of April 15, 2020.

(5)	Mr. Carnell stepped down from CFO in April 2018.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Common Stock (1)
William Waldrop	Common Stock	6,894,007	(2)	8.47%
Lori Glauser	Common Stock	6,410,317	(3)	7.88%
Anthony Smith	Common Stock	3,330,881	(4)	4.09%
Paul Wright	Common Stock	100,000		* %
		16,735,205		20.56%

(1)	As of February 28, 2020, there were 73,898,298 shares of registrant’s common stock outstanding.

(2)	Mr. Waldrop owns Series B Preferred Stock which converts to 2,500,000 shares of Common stock and 750,000 vested options to acquire Common Stock.

(3)	Ms. Glauser owns Series B Preferred Stock which converts to 2,500,000 shares of Common stock and 450,000 vested options to acquire Common Stock.

(4)	Mr. Smith owns Series C Preferred Stock which converts to 1,500,000 shares of Common stock and 250,000 vested options to acquire Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal years ended September 30, 2019 and 2018:

	Fiscal Year 2019	Fiscal Year 2018

Audit Fees	$140,000	$69,625

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description
3.15	EVIO Inc. Bylaws
4.1	Form of $220k promissory note, Dated 10/2/18
4.2	Form of $222.6k promissory note, Dated 11/15/18
4.3	Form of $105k promissory note, Dated 12/27/18
4.4	Form of $131k promissory note, Dated 1/14/19
4.5	Form of $265k promissory note, Dated 2/4/19
4.6	Form of $131k promissory note, Dated 2/5/19
4.7	Form of $580K exchange promissory note, Dated 2/8/19
4.8	Form of $70.9k promissory note, Dated 3/15/19
4.9	Form of $70.9k promissory note, Dated 3/15/19
4.10	Form of $70.9k promissory note, Dated 3/15/19
4.11	Form of $70.9k promissory note, Dated 3/15/19
4.12	Form of $825,930 exchange agreement, Dated 7/1/19
4.13	Form of $825,930 exchange promissory note, Dated 7/1/19
4.14	Form of $33.1k promissory note, Dated 8/8/19
4.15	Form of $33.1k promissory note, Dated 8/8/19
4.16	Form of $100k promissory note, Dated 8/29/19
4.17	Form of $110k promissory note, Dated 8/30/19
14.1	Code of Business Conduct and Ethics
31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on February 24, 2017.
(2)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on February 24, 2017.
(3)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on August 1, 2017.
(4)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 8, 2018.
(5)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on May 7, 2018.
(6)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 12, 2018.
(7)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 12, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 19, 2020.

EVIO, INC.

By:	/s/ William Waldrop
William Waldrop
Chief Executive Officer

By:	/s/ William Waldrop
William Waldrop
Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on May 19, 2020.

By:	/s/ William Waldrop
William Waldrop
Director & Principal Executive Officer

By:	/s/ Lori Glauser
Lori Glauser
Director

By:	/s/ Anthony Smith
Anthony Smith
Director

