Form 10-Q
period 2019-12-31
EVIO, INC.
filed 2020-09-08
CIK 715788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission File Number: 000-12350

EVIO, INC.

(Exact name of registrant as specified in its charter)

Colorado	47-1890509
(State of Incorporation)	(I.R.S. Employer Identification No.)

2654 W. Horizon Ridge Pkwy, Suite B5-208 Henderson, NV	89052
(Address of principal executive offices)	(Zip Code)

(702) 748-9944

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of September 3, 2020, there were 89,142,473 shares of common stock outstanding.

EVIO, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2019

PART I — FINANCIAL INFORMATION

EVIO, INC.

Consolidated Balance Sheets

	December 31,	September 30,
	2019	2019

ASSETS
Current assets:
Cash and cash equivalents	$125,554	$110,325
Accounts receivable, net	193,808	133,022
Prepaid expenses	163,771	190,460
Other current assets	11,818	9,689
Note receivable, current portion	538,904	538,904
Total current assets	1,033,855	982,400
Right of use assets	2,307,150	2,543,976
Capital assets, net	1,305,028	1,383,828
Land	212,550	212,550
Property and equipment, net	3,028,017	3,080,426
Security deposits	178,260	178,918
Prepaid expenses, net	989	4,061
Total assets	$8,065,849	$8,386,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,369,145	$3,811,237
Client deposits	51,666	108,418
Interest payable	1,430,573	1,387,642
Capital lease obligation, current	963,316	957,673
Derivative liability	2,125,702	2,545,735
Convertible notes payable, net of discounts	3,051,499	3,695,484
Loans payable, net of discounts, current	785,931	762,476
Total current liabilities	12,777,832	13,268,665
Convertible debentures, net of loan discounts	2,403,970	1,734,890
Lease liabilities	2,356,425	2,594,726
Capital lease obligation, net	307,346	381,786
Loans payable, net	726,733	657,603
Loans payable, related party, net	1,575,950	1,560,849
Total liabilities	20,148,256	20,198,519

Commitments and contingencies	-	-

Stockholders’ Equity:
Series B convertible preferred stock, $0.0001 par value. 5,000,000 authorized; 5,000,000 shares issued and outstanding at December 31, 2019 and September 30, 2019, respectively	500	500
Series C convertible preferred stock, $0.0001 par value. 500,000 authorized; 500,000 shares issued and outstanding at December 31, 2019 and September 30, 2019, respectively	50	50
Series D convertible preferred stock, $0.0001 par value. 1,000,000,000 authorized; 349,500 and 349,500 shares issued and outstanding at December 31, 2019 and September 30, 2019, respectively	34	34
Common stock, $0.0001 par value. 1,000,000,000 authorized; 54,192,080 and 29,314,419 shares issued and outstanding at December 31, 2019 and September 30, 2019, respectively	5,419	2,931
Stock subscriptions receivable	-	-
Additional paid-in capital	28,531,100	26,498,076
Retained earnings (accumulated deficit)	(40,089,990)	(37,775,183)
Accumulated other comprehensive income	(354,320)	(353,090)
Total stockholders’ equity	(11,907,207)	(11,626,682)
Noncontrolling interest	(175,199)	(185,678)
Total equity	(12,082,406)	(11,812,360)
Total liabilities and equity	$8,065,850	$8,386,159

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended December 31,	Three Months Ended December 31,
	2019	2018

Revenues
Testing revenue	$1,332,956	$1,187,238
Consulting revenue	-	-
Total revenues	1,332,956	1,187,238

Cost of revenue
Testing services	946,760	1,013,980
Consulting services	-	-
Depreciation and amortization	255,554	290,448
Total cost of revenue	1,202,314	1,304,428

Gross margin	130,642	(117,190)

Operating expenses:
Selling, general and administrative	1,267,924	1,496,640
Depreciation and amortization	28,230	58,866
Total operating expenses	1,296,154	1,555,506

Income (loss) from operations	(1,165,512)	(1,672,696)

Other income (expense)
Interest income (expense), net	(1,562,871)	(1,764,878)
Other income (expense)	4,021	(64,095)
Gain (loss) on settlement of debt	-	-
Impairment charge	-	-
Gain (loss) on change in fair market value of derivative liabilities	420,033	852,628
Total other income (expense)	(1,138,817)	(976,345)
Income (loss) before income taxes	(2,304,329)	(2,649,041)

Provision for income taxes (benefit)	-	2,356

Net income (loss)	(2,304,329)	(2,651,397)
Net income (loss) attributable to noncontrolling interest	10,479	(54,738)
Net income (loss) attributable to EVIO, Inc. shareholders	$(2,314,808)	$(2,596,659)

Basic and diluted earnings (loss) per common share	$(0.07)	$(0.10)

Weighted-average number of common shares outstanding:
Basic and diluted	33,979,456	24,753,397

Comprehensive loss:
Net income (loss)	$(2,304,329)	$(2,651,397)
Foreign curreny translation adjustment	(1,230)	(179,822)
Comprehensive income (loss)	$(2,305,559)	$(2,831,219)

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,	Three Months Ended December 31,
	2019	2018
Cash flows from operating activities of continuing operations:
Net income (loss)	$(2,304,329)	$(2,651,397)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	1,244,194	1,519,971
Common stock issued in exchange for fees and services	16,730	143,823
Default penalties and other covenant adjustments on convertible debentures	62,500	-
Depreciation and amortization	283,784	349,424
Loss on disposal of assets	2,979	64,095
Provision for doubtful accounts	(1,670)	18,310
Stock based compensation	360,958	205,797
Unrealized (gain) loss on derivative liability	(420,033)	(852,628)
Changes in operating assets and liabilities:
Accounts receivable	(56,828)	(39,437)
Prepaid expenses	29,762	(64,142)
Other current assets	(2,129)	(32,422)
Security deposits	1,000	(4,470)
Operating lease right of use assets	(1,475)	47,123
Accounts payable and accrued liabilities	747,859	918,795
Customer deposits and deferred revenues	(56,752)	(126,688)
Interest payable	215,107	256,126
Net cash provided by (used in) operating activities	121,657	(247,720)

Cash flows from investing activities:
Purchase of fixed assets	(33,124)	(554,731)
Net cash provided by (used in) financing activities	(33,124)	(554,731)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	103,000
Proceeds from issuance of convertible debentures	-	910,413
Proceeds from issuance of convertible notes, net of issuance costs	204,407	-
Proceeds from related party advances	33,587	53,325
Repayments of capital leases	(81,399)	(61,379)
Repayments of convertible debentures	-	(61,595)
Repayments of loans payable	(12,840)	(7,947)
Repayments of related party loans payable	(31,951)	(1,941)
Net cash provided by (used in) financing activities	111,804	933,876

Effect of exchange rates on cash and cash equivalents	(185,108)	(3,076)
Net increase (decrease) in cash and cash equivalents	15,229	128,349
Cash and cash equivalents at beginning of period	110,325	81,735
Cash and cash equivalents at end of period	$125,554	$210,084

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and accrued interest into common stock	$1,414,004	$708,089
Settlement of account payable for common stock	$6,000	$-
Debt discount recorded on convertible notes and debentures payable upon initial measurement of derivative liability	$-	$350,039
Debt discounts recorded for beneficial conversion features on convertible debentures and notes payable	$175,320	$-
Debt discounts recorded for original issue discounts on convertible debentures	$-	$280,144
Vehicles financed through notes payable	$105,424	$-
Equipment financed through capital leases	$-	$308,613

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity	Interest	Equity

Balance, September 30, 2018	5,000,000	$500	500,000	$50	552,500	$55	23,255,411	$2,326	$21,495,621	$(19,226,462)	$(263,985)	$2,008,105	$1,934,634	$3,942,739

Net income (loss)	-	-	-	-	-	-	-	-	-	(2,596,659)	-	(2,596,659)	(54,738)	(2,651,397)
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	(179,822)	(179,822)	-	(179,822)
Issuance of common stock in connection with the conversion of Series D preferred stock	-	-	-	-	(38,000)	(4)	95,000	10	(6)	-	-	-	-	-
Issuance of common stock in connection with sales made under private offerings	-	-	-	-	-	-	200,000	20	105,980	-	-	106,000	-	106,000
Issuance of common stock as compensation to employees, officers and/or directors	-	-	-	-	-	-	50,000	5	35,870	-	-	35,875	-	35,875
Issuance of common stock in exchange for consulting, professional and other services provided	-	-	-	-	-	-	250,000	25	128,375	-	-	128,400	-	128,400
Issuance of common stock in connection with the conversion of loans payable	-	-	-	-	-	-	779,808	78	317,022	-	-	317,100	-	317,100
Issuance of common stock in connection with the conversion of debentures	-	-	-	-	-	-	669,362	66	387,934	-	-	388,000	-	388,000
Issuance of common stock in connection with the conversion of interest payable	-	-	-	-	-	-	10,163	1	2,987	-	-	2,988	-	2,988
Issuance of common stock in connection with the conversion of interest payable	-	-	-	-	-	-	-	-	12,423	-	-	12,423	-	12,423
Common stock options issued under employee equity incentive plan	-	-	-	-	-	-	-	-	169,922	-	-	169,922	-	169,922
Recognition of beneficial conversion features related to convertible debt instruments	-	-	-	-	-	-	-	-	280,144	-	-	280,144	-	280,144

Balance, December 31, 2018	5,000,000	$500	500,000	$50	514,500	$51	25,309,744	$2,531	$22,936,272	$(21,823,121)	$(443,807)	$672,476	$1,879,896	$2,552,372

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity	Interest	Equity

Balance, September 30, 2019	5,000,000	$500	500,000	$50	339,500	$34	29,314,419	$2,931	$26,498,076	$(37,775,183)	$(353,090)	$(11,626,682)	$(185,678)	$(11,812,360)

Net income (loss)	-	-	-	-	-	-	-	-	-	(2,314,808)	-	(2,314,808)	10,479	(2,304,329)
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	(1,230)	(1,230)	-	(1,230)
Issuance of common stock as compensation to employees, officers and/or directors	-	-	-	-	-	-	422,500	42	234,335	-	-	234,377	-	234,377
Issuance of common stock in exchange for consulting, professional and other services provided	-	-	-	-	-	-	359,212	36	16,694	-	-	16,730	-	16,730
Issuance of common stock in satisfaction of debt issuances costs	-	-	-	-	-	-	2,285,449	229	62,271	-	-	62,500	-	62,500
Issuance of common stock in connection with the settlement of accounts payable	-	-	-	-	-	-	26,666	3	5,997	-	-	6,000	-	6,000
Issuance of common stock in connection with the conversion of debentures	-	-	-	-	-	-	18,317,481	1,832	1,239,950	-	-	1,241,782	-	1,241,782
Issuance of common stock in connection with the conversion of interest payable	-	-	-	-	-	-	3,466,353	346	171,876	-	-	172,222	-	172,222
Recognition of beneficial conversion features related to convertible debt instruments	-	-	-	-	-	-	-	-	175,320	-	-	175,320	-	175,320
Stock based compensation related to employee stock options	-	-	-	-	-	-	-	-	126,581	-	-	126,581	-	126,581

Balance, December 31, 2019	5,000,000	$500	500,000	$50	339,500	$34	54,192,080	$5,419	$28,531,100	$(40,089,991)	$(354,320)	$(11,907,208)	$(175,199)	$(12,082,407)

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

Notes To Unaudited Consolidated Financial Statements

For The Three Month Periods Ended December 31, 2019, And 2018

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

EVIO, Inc., a Colorado corporation and its subsidiaries provide analytical testing and advisory services to the emerging legalized cannabis industry. EVIO, Inc. was originally incorporated in the State of New York, December 12, 1977, under the name 3171 Holding Corporation. On February 22, 1979, the name was changed to Electronomic Industries Corp. and on February 23, 1983, the name was changed to Quantech Electronics Corp. The Company was reincorporated in the State of Colorado on December 15, 2003. On August 29, 2014, the Company completed a reverse merger with Signal Bay Research, Inc., a Nevada Corporation, and assumed its operations. In September 2014, the Company changed its name from Quantech Electronics Corp. to Signal Bay, Inc. then to EVIO, INC. in August 2018. The Company has selected September 30 as its fiscal year-end. The Company is domiciled in the State of Colorado, and its corporate headquarters are located in Henderson, Nevada.

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

After the reverse merger, Signal Bay Research, Inc. continues to operate as a wholly-owned subsidiary providing compliance, research, and advisory services for Signal Bay, Inc.

Signal Bay Services was formed on January 25, 2015, as the management services division of EVIO.

On September 17, 2015, EVIO entered into a share exchange agreement with CR Labs, Inc., an Oregon Corporation, pursuant to which the Company acquired 80% of the outstanding common stock of CR Labs, Inc.

EVIO Inc. was formed on April 4, 2016, to become the holding company for all laboratory operations.

EVIO Labs Eugene was formed on May 23, 2016, as a wholly-owned subsidiary of EVIO Inc. Subsequently, on May 24, 2016, EVIO Labs Eugene acquired all of the assets of Oregon Analytical Services, LLC, inclusive of client lists, equipment, trade names, and personnel.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in United States dollars. For the three months ended December 31, 2019, and 2018, and the year ended September 30, 2019, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

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

The Company generates revenue from consulting services, licensing agreements, and testing of cannabis and hemp products for medicinal and adult-use consumption.

The Company accounts for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable.

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

The Company recognizes revenue as performance obligations are satisfied and the customer obtains control of the services provided. In determining when performance obligations are satisfied, the Company considers factors such as contract terms, payment terms, and whether there is an alternative future use of the service.

The Company recognizes revenue from testing services upon delivery of its testing results to the client. Customer orders for testing services are generally completed within two weeks of receiving the order.

Consulting engagements may vary in length and scope, but will generally include the review and/or preparation of regulatory filings, business plans, and financial models, operating plans, and technology support to customers within the same industry. Revenue from consulting services is recognized upon completion of deliverables as outlined in the consulting agreement.

The Company recognizes revenue from the right of use license agreements upon transfer of control of the functional intellectual property. In certain licensing agreements, the Company may receive royalty revenues based upon performance metrics which are recognized as earned over time.

Stock-Based Compensation

In accordance with ASC No. 718, Compensation-Stock Compensation (“ASC 718”), the Company measures the cost of stock-based compensation arrangements based on the grant date fair value and recognizes the cost in the financial statements over the period during which employees are required to provide services. Stock-based compensation arrangements may include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at their original invoice amounts. We regularly review collectability and establish an allowance for uncollectible amounts as necessary based on our experience with historical collectability. Management recognized an allowance for uncollectible amounts, of $154,836 and $215,593 for the periods ended December 31, 2019, and September 30, 2019, respectively.

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

Fair Value of Financial Instruments

The Company has adopted the guidance under ASC Topic 820 for financial instruments measured on fair value on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. There were 33,979,456 and 13,266,226 potentially dilutive common shares outstanding as of December 31, 2019 and 2018, respectively. Because of the net losses incurred during the three months ended December 31, 2019, and 2018, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from the diluted loss per share calculations.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718) which simplifies certain aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Certain areas of the simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments of the ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In August 2018, the SEC issued Final Rule Release No. 33-10532, Disclosure Update, and Simplification. Under the final rule Company’s must now analyze changes in stockholders’ equity in the form of a reconciliation, for the current and comparative year-to-date, with subtotals for each interim period.

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

In the coming year, the Company’s foreseeable cash requirements will relate to the continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with operations and business developments. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon convertible debentures, convertible promissory notes, internally generated funds such as shareholder loans and advances to finance its operations and growth. Management may raise additional capital by retaining net earnings or through future public or private offerings of the Company’s stock or loans from private investors, although there can be no assurance that it will be able to obtain such financing. Additionally, due to the onset of COVID-19 obtaining financing may be more difficult to obtain currently compared to historic levels. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. Also, the fair value of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes simulation model.

The Company’s derivative liabilities were adjusted to fair market value at the end of each reporting period, using Level 3 inputs.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on December 31, 2019:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$2,125,702	$2,125,702

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2019:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$2,545,735	$2,545,735

Note 4 –leases

The Company determines if an arrangement is a lease at inception and has lease agreements for warehouses, office facilities, and equipment. These commitments have remaining non-cancelable lease terms, with lease expirations that range from 2020 to 2024.

As a result of the adoption of ASC 842, certain real estate and equipment operating leases have been recorded on the balance sheet with a lease liability and right-of-use asset (“ROU”). Application of this standard resulted in the recognition of ROU assets of $2,307,150, net of accumulated amortization, and a corresponding lease liability of $2,356,425. Accounting for finance leases is substantially unchanged.

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

Amortization of lease assets is included in general and administrative expenses. The future minimum lease payments of lease liabilities as of December 31, 2019, are as follows:

For the years ended September 30,	Operating Leases	Financing Leases
2020	970,425	433,087
2021	697,436	514,152
2022	549,390	183,020
2023	347,745	206,674
2024 and thereafter	27,911	5,022
Total lease payments	2,592,907	1,341,955
Less: Payments Made	(236,482)	(71,333)
Total Lease Liabilities	$2,356,425	1,270,622

Note 5 – INTANGIBLE ASSETS

The Company’s intangible assets consist of customer lists, testing licenses, favorable leases, and websites. The components of intangible assets as of December 31, 2019, and September 30, 2019 consist of:

	December 31, 2019	September 30, 2019
Customer list	$-	$854,014
License	-	503,000
Favorable lease	-	3,100
Domains & Websites	-	49,516
Non-compete agreements	-	182,388
Assembled Workforce	-	50,750
Intellectual Property	-	342,610
Total	-	1,977,661
Accumulated amortization	-	(1,977,661)
Net value	$-	$-

The Company had fully amortized all intangible assets during the fiscal year ended September 30, 2019.

Note 6 – Concentration of Credit Risk

Instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits, notes receivable and accounts receivable. As of December 31, 2019, the Company did not hold cash at any financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation (“FDIC”) of up to $250,000.

No individual client represents greater than 10% of the annual revenue.

During the three months ended December 31, 2019, and December 31, 2018, there were no customers that represented over 10% of the Company’s revenues.

As of December 31, 2019, the Company had total accounts receivable net of allowances of $13,808. Five clients comprised a total of 36% of this balance as follows:

	Balance	Percent of Total
Customer 1	$48,606	14%
Customer 2	20,336	6%
Customer 3	20,321	6%
Customer 4	18,746	5%
Customer 5	18,622	5%
All others	222,014	64%
Total	348,645	100%
Allowance for doubtful accounts	(154,836)
Net accounts receivable	$193,809

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Building	39 years
Laboratory and Computer Equipment	5 years
Furniture and Fixtures	7 years
Software	3 years
Domains	15 years

The Company’s property and equipment consisted of the following as of December 31, 2019, and September 30, 2019:

	December 31, 2019		September 30, 2019
Assets Not-In-Service	$		$-
Capital Assets		1,815,416	1,800,347
Land		212,550	212,550
Buildings & Real Estate		941,857	941,857
Furniture and Equipment		152,933	152,933
Laboratory Equipment		2,217,485	2,188,828
Software		79,653	78,996
Computers		35,086
Leasehold Improvements		704,627	697,333
Vehicles		183,589	83,915
Total		6,343,196	6,188,777
Accumulated depreciation		(1,797,597)	(1,511,973)
Net value		$4,545,599	$4,676,804

Note 8 – Related Party Transactions

During the periods ended December 31, 2019 and September 30, 2019 the Company received loans from its Chief Operating Officer totaling $3,283 and $194,820, respectively, and made repayments totaling $5,400 and $1,040, respectively. There was $141,662 and $143,780 due as of December 31, 2019, and September 30, 2019, respectively, and are included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties. The loans carry a 0% interest rate and are due on demand.

During the periods ended December 30, 2019 and September 30, 2019 the Company received loans from its Chief Executive Officer totaling $0 and $75,000, respectively, and made repayments totaling $0 and $19,200, respectively. There was $55,800 and $55,800 due as of December 31, 2019, and September 30 2019, respectively, and are included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties. The loans carry a 0% interest rate and are due on demand.

During the periods ended December 31, 2019, and September 30, 2019, the Company made payments to Sara Lausmann, associated with the asset purchase of Oregon Analytical Services, LLC, totaling $2,000 and $0, respectively. There was $566,289 and $568,299 of principal due as of December 31, 2019 and September 30, 2019, respectively. The note carries interest at a rate of 5% per annum and had accrued interest totaling $115,036 and $107,899 due as of December 31, 2019, and September 30, 2019, respectively.

During the periods ended December 31, 2019, and September 30, 2019, the Company made payments to Anthony Smith, our Chief Science Officer, associated with the purchase of 80% of Smith Scientific Industries, totaling $24,551 and $55,090, respectively. There was $156,359 and $180,910 of principal due as of December 31, 2019 and September 31, 2019, respectively. The note carries interest at a rate of 5% per annum and had accrued interest totaling $40,122 and $41,600 due as of December 31, 2019, and September 30, 2019, respectively.

During the periods ended December 31, 2019, and September 30, 2019, the Company made repayments to Henry Grimmett, prior Company Director (retired April 2018), on an outstanding loan from member assumed by the Company, totaling a note payable of Greenhaus Analytical Services, LLC, totaling $0 and $3,859, respectively. There was $113,554 and $113,554 of principal due as of December 31, 2019 and September 30, 2019, respectively. The note bears interest at 0% per annum and requires repayments of $25,000 quarterly.

During the periods ended December 31, 2019, and September 30, 2019, the Company made no payments to Henry Grimmett, prior Company Director (retired April 2018), associated with the acquisition of Greenhaus Analytical Services, LLC. The Company entered into a $340,000 note payable as part of its acquisition of Greenhaus Analytical Services, LLC. The note carries interest at a rate of 6% per annum and matures on October 16, 2020. During the year ended September 30, 2019, a third party purchased $170,000 of the note from Henry Grimmett, refer to Note 10, Convertible Notes; Noteholder 14. There was $170,000 and $170,000 of principal due as of December 31, 2019 and September 30, 2019, respectively. Unamortized debt discount of $20,159 and $25,563 as of December 31, 2019 and September 30, 2019, respectively and $31,982 and $59,412 of accrued interest due as of December 31, 2019 and September 30, 2019, respectively.

During the periods ended December 31, 2019 and September 30, 2019, the Company received loans from a related party associate with Keystone Labs totaling $30,796 and $191,515 and made repayments totaling $19,248 of $9,034. There was $372,538 and $354,050 due as of December 31, 2019 and September 30, 2019, respectively. Amounts have been adjusted for USD. The advances are non-interest bearing and due on demand and is included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties.

Note 9 – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

The Company has -0- shares of Series A Convertible Stock issued and outstanding as of December 31, 2019, and September 30, 2019.

Series B Convertible Preferred Stock

The Company designated 5,000,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) with a par value of $0.0001 per share. The Company has 5,000,000 shares of Series B Convertible Stock issued and outstanding as of December 31, 2019, and September 30, 2019. These shares converted to common stock at a rate of 1 common share per each share of Series B Convertible Preferred Stock.

Series C Convertible Preferred Stock

The Company designated 500,000 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) with a par value of $0.0001 per share. There were 500,000 shares of Series C Convertible Stock issued and outstanding as of December 31, 2019, and September 30, 2019. These shares converted to common stock at a rate of 5 common shares per each share of Series C Convertible Preferred Stock.

Series D Convertible Preferred Stock

The Company designated 1,000,000 shares of Series D Convertible Preferred Stock (“Series D Preferred Stock”) with a par value of $0.0001 per share. These shares converted to common stock at a rate of 2.5 common shares per each share of Series D Convertible Preferred Stock.

During the Year Ended September 30, 2019, the Company received conversion notices from Series D Preferred Stockholders resulting in a total of 532,500 shares of common stock being issued for the conversion of 213,000 shares of Series D Preferred Stock.

There were 349,500 shares of Series D Convertible Stock issued and outstanding as of December 31, 2019, and September 30, 2019, respectively.

Common Stock

During the three months ended December 31, 2019, the Company issued the following common shares:

Number of Shares issued	Description	$ Value
422,500	Issuance of shares as compensation to employees, officers/directors	234,377
359,212	Issuance of shares in exchange for consulting, professional and services	16,730
2,285,449	Shares issued in satisfaction of debt issuance costs	62,500
26,666	Shares issued in settlement of accounts payable	6,000
18,317,481	Issuance of shares in connection with the conversion of debentures	1,241,782
3,466,353	Issuance of shares in connection with the conversion of interest payable	172,222

Total 24,877,661		$1,733,611

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

There were 54,192,080 and 29,314,419 shares of common stock issued and outstanding at December 31, 2019, and September 30, 2019

Note 10 – LOANS PAYABLE

The Company had the following loans payable outstanding as of December 31, 2019, and September 30, 2019:

	December 31, 2019	September 30, 2019

On March 16, 2018, the Company executed notes payable for the purchase of three vehicles. The notes carry interest at 6.637% annually and mature on March 31, 2023.	44,082	47,551

On June 28, 2018, the Company executed a note payable for $650,000 for the purchase of the building at 14775 SW 74th Ave, Tigard, OR. The note carries interest at 8% annually and is due on June 28, 2021.	616,302	622,523

On July 5, 2018, the Company executed a note payable for $750,000 for the asset purchase of MRX Labs. The note carries interest at 8% annually and is due on January 5, 2019. (This note is in default as of 7/5/2019, which resulted in a 5% penalty on outstanding amount.)	750,000	750,000

On October 20, 2019, the Company executed notes payable for the purchase of four vehicles. The notes carry interest at 5.990% annually and mature on December 31, 2023.	102,280	-
Total loans payable	1,512,664	1,420,079
Less: current portion of loans payable	785,931	762,476

Long-term portion of loans payable	$726,733	$657,603

As of December 31, 2019 and September 30, 2019, the Company accrued interest of $89,425 and $74,301 respectively

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

The following table summarizes all convertible notes outstanding as of December 31, 2019:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest

Noteholder #1	04/24/18	04/24/19	500,000	-	500,000	-
Noteholder #2	07/01/19	09/30/19	675,930	-	675,930	34,191
Noteholder #3	08/01/18	01/01/19	396,000	-	396,000	84,457
Noteholder #3	10/02/18	01/01/19	264,000	-	264,000	45,070
Noteholder #5	09/17/18	09/17/19	5,371	-	5,371	10,260
Noteholder #6	11/15/18	11/15/19	-	-	-	15,564
Noteholder #6	01/14/19	01/14/20	131,250	(12,945)	118,305	10,010
Noteholder #6	02/04/19	02/04/20	230,000	(22,055)	207,945	19,159
Noteholder #6	08/08/19	08/08/20	33,092	(7,266)	25,826	1,052
Noteholder #6	11/04/19	11/04/20	33,516	(16,018)	17,498	419
Noteholder #6	12/23/19	12/23/20	137,375	(134,372)	3,003	241
Noteholder #7	12/27/18	12/27/19	20,000	-	20,000	2,898
Noteholder #7	02/05/19	02/05/20	131,250	(15,103)	116,147	9,262
Noteholder #7	03/15/19	03/15/20	70,913	-	70,913	4,523
Noteholder #7	08/08/19	08/08/20	33,092	(7,266)	25,826	1,052
Noteholder #7	11/04/19	11/04/20	33,516	(16,018)	17,498	419
Noteholder #8	02/08/19	02/08/20	498,498	(31,554)	466,944	30,962
Noteholder #10	03/15/19	03/15/20	70,913	-	70,913	4,523
Noteholder #11	08/30/19	05/30/20	110,000	(60,620)	49,380	2,965

			$3,374,716	$(323,217)	$3,051,499	$277,027

The following table summarizes all convertible notes outstanding as of September 30, 2019:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest

Noteholder #1	04/24/18	04/24/19	500,000	-	500,000	-
Noteholder #2	07/01/19	09/30/19	825,930	-	825,930	18,983
Noteholder #3	08/01/18	01/01/19	396,000	-	396,000	76,471
Noteholder #3	10/02/18	01/01/19	264,000	-	264,000	40,634
Noteholder #4	09/06/18	09/06/19	145,000	-	145,000	15,575
Noteholder #5	09/17/18	09/17/19	82,500	-	82,500	8,586
Noteholder #6	11/15/18	11/15/19	222,600	(28,054)	194,546	15,564
Noteholder #6	01/14/19	01/14/20	131,250	(46,027)	85,223	7,364
Noteholder #6	02/04/19	02/04/20	265,000	(92,205)	172,795	13,824
Noteholder #6	03/15/19	03/15/20	70,913	-	70,913	3,093
Noteholder #6	08/08/19	08/08/20	33,092	(10,291)	22,801	384
Noteholder #7	12/27/18	12/27/19	105,000	(25,603)	79,397	18,204
Noteholder #7	02/05/19	02/05/20	131,250	(48,185)	83,065	6,616
Noteholder #7	03/15/19	03/15/20	70,913	-	70,913	3,093
Noteholder #7	08/08/19	08/08/20	33,092	(10,291)	22,801	384
Noteholder #8	02/08/19	02/08/20	783,724	(208,357)	575,367	89,627
Noteholder #9	03/15/19	03/15/20	70,913	-	70,913	3,093
Noteholder #10	03/15/19	03/15/20	70,913	-	70,913	3,093
Noteholder #11	08/29/19	05/29/20	100,000	(150,146)	(50,146)	964
Noteholder #11	08/30/19	05/30/20	110,000	(97,555)	12,445	747

			$4,412,090	$(716,714)	$3,695,376	$326,145

Noteholder #1

On April 24, 2018, the Company entered into a convertible note payable totaling $500,000 in exchange for 100% of the assets of Leaf Detective LLC. The note bears no interest, matures on April 24, 2019, and automatically converted to common stock at $1.25 per share on the maturity date. In the event the average lowest trading price of the Company’s common stock during the five days prior to maturity is less than $1.25 per share, the Company will pay the noteholder the difference between $1.25 and the average lowest trading price during the preceding five days per share converted in cash. On or about April 30, 2020, Michele Malaret and Gordon Griswold filed, filed a breach of contract in the original principal amount of $500,000, with the Superior Court of California, County of Humboldt. The Company currently recognizes the full liability on its balance sheet. There is no interest due associated with the note.

Noteholder #2

On July 2, 2018, the Company sold and issued a convertible promissory note to an unrelated party for the principal amount of $220,000 of which $20,000 was an original issue discount resulting in cash proceeds to the Company of $200,000 pursuant to the terms of a securities purchase agreement. The note, together with accrued interest at the annual rate of 8%, was due on October 1, 2018. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.60 per share. This note was replaced on July 1, 2019.

On September 13, 2018, the Company entered into an exchange agreement with an unrelated party for the principal amount $585,000, of which the loan payable to Palliatech, dated August 1, 2017, outstanding and principal of $549,652 would be assumed by the new note holder, with the difference of $35,348 to be treated as an original issue discount. The new convertible note payable carries an interest rate of 0% per annum is convertible into common stock of the Company at the option of the noteholder immediately at 80% of the lowest volume-weighted average price of the Company’s common stock in the preceding 20 trading days. This note was replaced on July 1, 2019.

On July 1, 2019, the two previous notes were replaced for the aggregate principal amount of $825,890. This included a default penalty of $150,000 for non-payment of the prior two notes. The note, together with accrued interest at the annual rate of 8%, is due on September 30, 2019. The note is convertible into common stock of the Company at the option of the noteholder at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $675,930 of principal and $34,191 of accrued interest on December 31, 2019.

Noteholder #3

On August 1, 2018, the Company sold and issued a convertible promissory note to an unrelated party for the principal amount of $330,000 of which $30,000 was an original issue discount resulting in cash proceeds to the Company of $300,000 pursuant to the terms of a securities purchase agreement. The note, together with accrued interest at the annual rate of 8%, was due on October 1, 2018. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time the lower of a conversion price of $0.50 per share or at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. On September 30, 2019, a fee for payment default of $66,000 was added to the principal. There was $396,000 of principal and $84,457 of accrued interest due on December 31, 2019.

On October 2, 2018, the Company sold and issued a convertible promissory note to an unrelated party for the principal amount of $220,000 of which $20,000 was an original issue discount resulting in cash proceeds to the Company of $200,000 pursuant to the terms of a securities purchase agreement. The note, together with accrued interest at the annual rate of 8%, is due on January 1, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.50 per share or a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. On September 30, 2019, a fee for payment default of $44,000 was added to the principal. There was $264,000 of principal and $45,070 of accrued interest on December 31, 2019.

Noteholder #4

On September 6, 2018, the Company sold and issued a convertible promissory note to an unrelated party for the principal amount of $125,000 of which $15,000 was an original issue discount resulting in cash proceeds to the Company of $110,000 pursuant to the terms of a securities purchase agreement. The note, together with accrued interest at the annual rate of 10%, is due on September 6, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at the lower of a conversion price of $0.50 per share or at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. On July 5, 2019, a fee for payment default of $20,000 was added to the principal. There was no note principal or accrued interest due on December 31, 2019.

Noteholder #5

On September 6, 2018, the Company sold and issued a convertible promissory note to an unrelated party for the principal amount of $62,500 of which $6,250 was an original issue discount resulting in cash proceeds to the Company of $56,250 pursuant to the terms of a securities purchase agreement. The note, together with accrued interest at the annual rate of 10%, is due on September 6, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at the lower of a conversion price of $0.50 per share or at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. On July 5, 2019, a fee for payment default of $20,000 was added to the principal. There was $5,371 of principal and $10,260 of accrued interest due on December 31, 2019.

Noteholder #6

On November 15, 2018, the Company sold and issued a convertible promissory note to an unrelated party for the principal amount of $222,600 of which $12,600 was an original issue discount resulting in cash proceeds to the Company of $210,000 pursuant to the terms of a securities purchase agreement. The note, together with accrued interest at the annual rate of 8%, is due on November 15, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at the lower of a conversion price of $0.50 per share or at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $00 of principal and $15,564 of accrued interest due on December 31, 2019.

On January 14, 2019, the Company entered into a convertible note payable with an unrelated party for $131,250 of which included $6,250 in third party fees resulting in net cash proceeds to the Company of $125,000. The convertible note payable carries interest at a rate of 8% per annum, is due on January 14, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $131,250 of principal and $10,010 of accrued interest due on December 31, 2019.

On February 4, 2019, the Company entered into a convertible note payable with an unrelated party for $265,000 of which $15,000 was an original issue discount and $10,000 in third party fees resulting in net cash proceeds to the Company of $240,000. The convertible note payable carries interest at a rate of 8% per annum, is due on February 4, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $230,000 of principal and $19,159 accrued interest due on December 31, 2019.

On March 15, 2019, the Company entered into an exchange agreement with an unrelated party for $70,913, of which the loan payable to Noteholder 2, dated July 2, 2018, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum is due on March 15, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was no note principal or accrued interest due on December 31, 2019.

On August 8, 2019, the Company entered into a convertible note agreement with an unrelated party for $33,092 of which $1,576 in third party fees resulting in net cash proceeds to the Company of $31,516. The convertible note payable carries interest at a rate of 8% per annum, is due on August 8, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $33,092 of principal and $1,052 of accrued interest due on December 31, 2019.

Noteholder #7

On December 27, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $105,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on December 27, 2019, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $20,000 of principal and $2,898 of accrued interest due on December 31, 2019.

On February 5, 2019, the Company entered into a convertible note payable with an unrelated party for $131,250 of which included $6,250 in third party fees resulting in net cash proceeds to the Company of $125,000. The convertible note payable carries interest at a rate of 8% per annum, is due on February 5, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $131,250 of principal and $9,262 of accrued interest due on December 31, 2019.

On March 15, 2019, the Company entered into an exchange agreement with an unrelated party for $70,913, of which the loan payable to Noteholder 2, dated July 2, 2018, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum is due on March 15, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $70,913 of principal and $4,523 of accrued interest due on December 31, 2019.

On August 8, 2019, the Company entered into a convertible note agreement with an unrelated party for $33,092 of which $1,576 in third party fees resulting in net cash proceeds to the Company of $31,516. The convertible note payable carries interest at a rate of 8% per annum, is due on August 8, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $33,092 of principal and $1,052 of accrued interest due on December 31, 2019.

Noteholder #8

On February 8, 2019, the Company entered into an exchange agreement with an unrelated party for $580,537, of which the loan payable to Palliatech, dated September 1, 2017, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 10% per annum, with one-year interest guaranteed, is due on February 8, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 30% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. A principal non-pay default was applied in the amount of $203,188. There was $498,498 of principal and $30,962 of accrued interest due on December 31, 2019.

Noteholder #9

On March 15, 2019, the Company entered into an exchange agreement with an unrelated party for $70,913, of which the loan payable to Noteholder 2, dated July 2, 2018, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum is due on March 15, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was no note principal or accrued interest due on December 31, 2019.

Noteholder #10

On March 15, 2019, the Company entered into an exchange agreement with an unrelated party for $70,913, of which the loan payable to Noteholder 2, dated July 2, 2018, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum is due on March 15, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $70,913 of principal and $4,523 of accrued interest due on December 31, 2019.

Noteholder #11

On August 30, 2019, the Company entered into a convertible note payable with an unrelated party for $110,000 which included $10,000 original issue discount resulting in net cash proceeds to the Company of $100,000. The convertible note payable carries interest at a rate of 8% per annum, is due on May 30, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $110,000 of principal and $2,965 of accrued interest due on December 31, 2019.

On August 29, 2019, the Company entered into an exchange agreement with an unrelated party for $170,000, of which the loan payable to Henry Grimmett, dated October 16, 2016, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum, is due on May 29, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was no note principal or accrued interest due on December 31, 2019.

NOTE 12 – CONVERTIBLE DEBENTURES

On January 29, 2018, the Company issued a total of 5,973 units of 8% unsecured convertible debentures. Each unit consists of one convertible debenture with a principal face value of $1,000 and 250 warrants. The gross proceeds were $5,973,000. Each warrant entitles the holder thereof to purchase one additional common share of the Company at an exercise price of $0.80 per warrant for 24 months. The convertible debentures have a maturity date of 36 months from issuance. Simple interest will be paid at a rate of 8% per annum in arrears until maturity or until conversion. The principal amount of the debentures and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.60 per share.

In addition to the warrants associated with the convertible debentures, the Company issued an additional 597,300 warrants to purchase common stock of the Company as offering costs representing an equivalent of 6% of the fully converted debentures. The warrants are exercisable at $0.60 per share for two years.

The Company also issued three separate debentures under the same terms for additional cash proceeds of $610,000. The additional debentures carry an additional 152,500 warrants to purchase additional common shares of the Company at $0.80 per share. Additionally, the outstanding principal and interest may be converted to common stock of the Company at $0.60 per share.

Note 13 – Derivative Liability

As of December 31, 2019 and September 30, 2019, Company had a derivative liability balance of $2,125,702 and $2,545,735 on the balance sheets and recorded unrealized gains of $420,033 and $852,628 from derivative liability fair value adjustments during the three months ended December 31, 2019 and 2018, respectively.

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

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the note was $220,463 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $184,957 which was up to the face value of the convertible note with the excess fair value at an initial measurement of $35,506 being recognized as a loss on derivative fair value measurement.

On December 27, 2018, the Company issued a $105,000 convertible promissory note to an unrelated party that matures on December 27, 2019. Refer to Noteholder 9 under “Note 12 – Convertible Debentures” for more information. The Company analyzed the conversion feature of the agreement for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes is subject to a variable conversion rate.

The aggregate fair value of the derivative at the issuance date of the note was $98,091 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $38,365 which was up to the face value of the convertible note with the excess fair value at an initial measurement of $59,725 being recognized as a loss on derivative fair value measurement.

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

The aggregate fair value of the derivative at the issuance date of the note was $144,752 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $14,423 which was up to the face value of the convertible note with the excess fair value at an initial measurement of $130,329 being recognized as a loss on derivative fair value measurement

On February 4, 2019, the Company issued a $265,000 convertible promissory note to an unrelated party that matures on February 4, 2020. Refer to Noteholder 8 under “Note 12 – Convertible Debentures” for more information. The Company analyzed the conversion feature of the agreement for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.

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

On July 1, 2019, the Company issued a $825,930 convertible promissory note to an unrelated party that matures on September 30, 2019. Refer to Noteholder 3 under “Note 12 – Convertible Debentures” for more information. The Company analyzed the conversion feature of the agreement for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.

The aggregate fair value of the derivative at the issuance date of the note was $1,807,875 which was recorded as a derivative liability on the balance sheet. The Company recognized a loss of $1,807,875 on derivative fair value measurement.

On August 29, 2019, the Company issued a $170,000 convertible promissory note to an unrelated party that matures on May 29, 2020. Refer to Noteholder 14 under “Note 12 – Convertible Debentures” for more information. The Company analyzed the conversion feature of the agreement for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.

The aggregate fair value of the derivative at the issuance date of the note was $143,951 which was recorded as a derivative liability on the balance sheet. The Company recognized a loss of $65,965 on derivative fair value measurement.

On August 30, 2019, the Company issued a $110,000 convertible promissory note to an unrelated party that matures on May 30, 2020. Refer to Noteholder 14 under “Note 12 – Convertible Debentures” for more information. The Company analyzed the conversion feature of the agreement for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.

The aggregate fair value of the derivative at the issuance date of the note was $109,936 which was recorded as a derivative liability on the balance sheet. The Company recognized a loss of $79,183 on derivative fair value measurement.

At December 31, 2019, the Company marked-to-market the fair value of the derivative liabilities related to conversion features and determined an aggregate fair value of $2,125,050 and recorded a $238,869 gain from change in fair value for the three months ended December 31, 2019. The fair value of the embedded derivatives was determined using a Black-Scholes option pricing model based on the following assumptions: (1) expected volatility of 144%, (2) risk-free interest rate of 1.59%, (3) exercise prices of $0.027 - $0.034, and (4) expected lives of 0.10 – 1.00 of a year.

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

The derivative for the warrants is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the warrants was $57,014 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $53,333 which was up to the face value of the convertible debentures with the excess fair value at an initial measurement of $3,681 being recognized as a loss on derivative fair value measurement.

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

At December 31, 2019, the Company marked-to-market the fair value of the derivative liabilities related to warrants and determined an aggregate fair value of $652 and recorded a $181,164 gain from change in fair value for the three months ended December 31, 2019. The fair value of the derivatives was determined using a Black-Scholes option pricing model based on the following assumptions: (1) expected volatility of 144%, (2) risk-free interest rate of 1.59%, (3) exercise prices of $0.60 to $0.80, and (4) expected lives of 0.08 – 0.81 years.

The following table summarizes the change in derivative liabilities included in the balance sheet at December 31, 2019:

Fair Value of Embedded Derivative Liabilities:
Balance, September 30, 2019	$2,545,735
Change in fair market value	(420,033)
Balance, December 31, 2019	$2,125,702

The following table summarizes the gain (loss) on derivative liability included in the income statement for the three months ended December 31, 2019 and 2018, respectively.

	Three Months Ended December 31,
	2019	2018
Day one loss due to derivatives on convertible debt	$-	(98,912)
Change in fair value of derivatives	420,033	951,540
Total derivative gain (loss)	$420,033	852,628

NOTE 14 – STOCK OPTIONS AND WARRANTS

The following tables summarize all stock option and warrant activity for the three months ended December 31, 2019:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2019	5,484,970	0.742
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, December 31, 2019	5,484,970	0.742

The following table discloses information regarding outstanding and exercisable options and warrants at December 31, 2019:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.225	200,000	$0.225	4.46	200,000	$0.225
$0.400	110,000	$0.400	1.62	110,000	$0.400
$0.420	330,000	$0.420	4.05	330,000	$0.420
$0.500	165,000	$0.500	1.70	162,500	$0.500
$0.600	627,220	$0.600	0.11	627,220	$0.600
$0.650	145,000	$0.650	2.82	36,250	$0.650
$0.800	3,482,750	$0.800	1.43	3,095,250	$0.800
$0.850	100,000	$0.850	3.29	-	$0.850
$1.050	25,000	$1.050	3.79	-	$1.050
$1.260	220,000	$1.260	2.50	110,000	$1.260
$1.300	10,000	$1.300	1.80	7,500	$1.300
$1.386	60,000	$1.386	2.50	30,000	$1.386
$1.666	10,000	$1.666	2.59	5,000	$1.666
Total	5,484,970	$0.742	1.95	4,713,720	$0.718

Compensation related to stock-based compensation was $126,581 and $169,922, respectively, for the three months ended December 31, 2019 and 2018.

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

On April 13, 2020, the Company entered into a convertible note payable with an unrelated party for $66,000 which included $6,000 originator issuer discount resulting in net cash proceeds to the Company of $60,000. The convertible note payable carries interest at a rate of 12% per annum, is due on November 30, 2020 and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days.

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On May 9, 2019, Stephanie Head, a former part-time lab administrator for EVIO Labs Eugene, LLC, filed a wrongful termination lawsuit with the US District Court - District of Oregon, Eugene Division, Case No. 6:19-CV-00681, against EVIO Labs Eugene, LLC, EVIO, Inc., and Lori Glauser. In December 2018, EVIO Labs Eugene, LLC terminated Stephanie Head because she was not available to work full-time. In February 2019, Ms. Head filed a complaint to the Oregon Bureau of Labor & Industries (“BOLI”) with allegations that she was discriminated against and unlawfully terminated. In October 2019 BOLI found substantial evidence of unlawful employment on the basis of protected whistle-blowing, but found no substantial evidence of Ms. Head’s seven other allegations of unlawful employment practice. In April 2019, BOLI notified EVIO Labs Eugene, LLC that BOLI elected not to pursue the charges further and closed the file. On January 28, 2020, the case was settled for $35,000, $25,000 payable in cash, and $10,000 in EVIO Common Stock.

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

On or about March 5, 2020, Paul Tomaso, and Jonah Barber beneficiaries for MRX Labs, LLC, filed a Breach of Promissory Note in the original principal amount of $750,000, plus late fees and penalties, with the Circuit Court of the State in Oregon, in Multnomah County against Greenhaus Analytical Labs, LLC. The Company has expensed penalties and late fees and these items are included in the liabilities in the balance sheet.

On or about April 30, 2020, Michele Malaret and Gordon Griswold filed, filed a Breach of Contract in the original principal amount of $500,000, with the Superior Court of California, County of Humboldt. The Company currently recognizes the full liability on its balance sheet. There is no interest due associated with the note.

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

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives, or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We operate as a Colorado corporation and through our subsidiaries which provide analytical testing and advisory services to the emerging legalized cannabis industry.

Our active subsidiaries as of December 31, 2019, are as follows:

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

In addition to the wholly-owned subsidiaries, the Company has entered into license agreements with independent testing laboratories in Florida and Colorado. Under the terms of the agreements, the independent laboratories are granted non-transferable and non-exclusive rights to use the Company’s trademarks and trade name.

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

In the coming year, the Company’s foreseeable cash requirements will relate to the continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with operations and business developments. The Company may experience a cash shortfall and be required to raise additional capital.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2019, compared to Three Months Ended December 31, 2018

COVID-19

On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most US states and many countries have issued policies intended to stop or slow the further spread of the disease.

COVID-19 and the US’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations.

Revenues

For the three months ended December 31, 2019, we generated revenues of $1,332,956 compared to $1,187,238 for the three months ended December 30, 2018, an increase of $145,758 or approximately 12.3%. The increase was due primarily to increased testing sales in Oregon, partially offset by decreased testing revenue in California. California revenues decreased due to increased regulatory requirements which necessitated changes in instrumentation and associated methods for pesticide testing.

Gross Profit

For the three months ended December 31, 2019, the gross profit margin was $130,642 compared to a gross loss of $(117,190) for the three months ended December 2018 an increase of $247,832. The increase was primarily attributed to increased revenue and decreased operating costs in Oregon and Massachusetts.

Operating Expenses

For the three months ended December 31, 2019, total operating expenses were $1,296,153 compared to $1,555,506 for the three months ended December 31, 2018, a decrease of $259,353. The decrease is primarily attributable to consolidated operations in Oregon, and lower operating expenses in Massachusetts.

Other (Expense)

For the three months ended December 30, 2019, other expense, net was $1,138,817, compared to other expense, net of $976,345 for the three months ended December 31, 2018. The increase in other income, net of $162,472, was primarily attributable to a decrease of interest expense of $202,007, offset by a reduction in the gain on the change in the fair market value of derivative liabilities of $432,595.

Net Loss

Net loss during the three months ended December 31, 2019, was $1,684,109, compared to a net loss of $2,596,659 during the three months ended December 31, 2018. The reduction of $912,550 in net loss is the result of an increase in gross margin, a reduction in operating expenses, and a reduction in other expenses, net.

Liquidity and Capital Resources

During the three months ended December 2019, the Company provided $121,657 in cash from operating activities compared to cash used in operating activities of $(247,720) for the three months ended December 31, 2018. The improvement of $369,377 is primarily attributable to a reduction in operating losses in 2019.

During the three months ended December 31, 2019, the Company used $33,124 in investing activities compared to $554,731 used in investing activities during the same period ended December 31, 2018. The reduction of $521,607 is attributable to a decrease in the purchase of fixed assets

During the three months ended December 31, 2019, net cash from financing activities was $111,804 compared to $933,876 during the same three month period ended December 31, 2018. The decrease in the 2019 period is primarily attributable a decrease in proceeds from the sale convertible notes of $910,413 and the sale of common stock of $103,000 in the 2018 period; compared to the sale of $204,407 in convertible notes and $-0- in common stock, respectively, during the 2019 period.

Dividends

The Company has never declared dividends.

Critical Accounting Policies and Estimates.

Our Critical Accounting Policies can be found in Note 1. ORGANIZATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES to our consolidated financial statements.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in Internal Controls over financial reporting during the three months ended December 31, 2019. Upon hiring additional financial staff, EVIO will prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review, and submit SEC filings in a timely manner.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On May 9, 2019, Stephanie Head, a former part-time lab administrator for EVIO Labs Eugene, LLC, filed a wrongful termination lawsuit with the US District Court - District of Oregon, Eugene Division, Case No. 6:19-CV-00681, against EVIO Labs Eugene, LLC, EVIO, Inc., and Lori Glauser. In December 2018, EVIO Labs Eugene, LLC terminated Stephanie Head because she was not available to work full-time. In February 2019, Ms. Head filed complaint to Oregon Bureau of Labor & Industries (“BOLI”) with allegations that she was discriminated against and unlawfully terminated. In October, 2019 BOLI found substantial evidence of unlawful employment on the basis of protected whistle-blowing, but found no substantial evidence of Ms. Head’s seven other allegations of unlawful employment practice. In April 2019, BOLI notified EVIO Labs Eugene, LLC that BOLI elected not to pursue the charges further and closed the file. On January 28, 2020, the case was settled for $35,000, $25,000 payable in cash, and $10,000 in EVIO Common Stock.

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

On or about March 5, 2020, Paul Tomaso, and Jonah Barber beneficiaries for MRX Labs, LLC, filed a Breach of Promissory Note in the original principal amount of $750,000, plus late fees and penalties, with the Circuit Court of the State in Oregon, in Multnomah County against Greenhaus Analytical Labs, LLC. The Company has expensed penalties and late fees and these items are included in the liabilities in the balance sheet.

On or about April 30, 2020, Michele Malaret and Gordon Griswold filed, filed a Breach of Contract in the original principal amount of $500,000, with the Superior Court of California, County of Humboldt. The Company currently recognizes the full liability on its balance sheet. There is no interest due associated with the note.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

The above statement notwithstanding, shareholders and prospective investors should be aware that certain risks exist with respect to the Company and its business, including those risk factors contained in our most recent Registration Statements on Form S-1 and Form 10, as amended. These risks include, among others: limited assets, lack of significant revenues, and only losses since inception, industry risks, dependence on third party manufacturers/suppliers and the need for additional capital. The Company’s management is aware of these risks and has established the minimum controls and procedures to ensure adequate risk assessment and execution to reduce loss exposure.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended December 31, 2019, which was not previously disclosed in our filings during that period.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 8, 2020.

EVIO, INC.

By:	/s/ William Waldrop
William Waldrop
Chief Executive Officer, Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on September 8, 2020.

By:	/s/ William Waldrop
William Waldrop
Director & Principal Executive Officer

By:	/s/ Lori Glauser
Lori Glauser
Director

