Form 10-Q
period 2020-03-31
EVIO, INC.
filed 2020-09-09
CIK 715788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of September 3, 2020 there were 89,142,473 shares of common stock outstanding.

EVIO, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I — FINANCIAL INFORMATION

EVIO, INC.

Consolidated Balance Sheets

	March 31,	September 30,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$16,457	$110,325
Accounts receivable, net	172,389	133,022
Prepaid expenses	141,602	190,460
Other current assets	43,764	9,689
Note receivable, current portion	538,904	538,904
Total current assets	913,116	982,400
Right of use assets	2,069,538	2,543,976
Capital assets, net	1,206,745	1,383,828
Land	212,550	212,550
Property and equipment, net	2,834,587	3,080,426
Security deposits	175,981	178,918
Prepaid expenses, net	-	4,061
Total assets	$7,412,517	$8,386,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,644,361	$3,811,237
Client deposits	53,009	108,418
Interest payable	1,517,386	1,387,642
Capital lease obligation, current	875,946	957,673
Derivative liability	2,319,938	2,545,735
Convertible notes payable, net of discounts	3,584,043	3,695,484
Loans payable, net of discounts, current	787,960	762,476
Total current liabilities	13,782,643	13,268,665
Convertible debentures, net of loan discounts	3,049,007	1,734,890
Lease liabilities	2,117,338	2,594,726
Capital lease obligation, net	241,268	381,786
Loans payable, net	708,550	657,603
Loans payable, related party, net	1,406,162	1,560,849
Total liabilities	21,304,968	20,198,519

Commitments and contingencies	-	-

Stockholders’ Equity:
Series B convertible preferred stock, $0.0001 par value. 5,000,000 authorized; 5,000,000 shares issued and outstanding at March 31, 2020 and September 30, 2019, respectively	500	500
Series C convertible preferred stock, $0.0001 par value. 500,000 authorized; 500,000 shares issued and outstanding at March 31, 2020 and September 30, 2019, respectively	50	50
Series D convertible preferred stock, $0.0001 par value. 1,000,000 authorized; 349,500 and 349,500 shares issued and outstanding at March 31, 2020 and September 30, 2019, respectively	34	34
Common stock, $0.0001 par value. 1,000,000,000 authorized; 78,717,471 and 29,314,419 shares issued and outstanding at March 31, 2020 and September 30, 2019, respectively	7,872	2,931
Stock subscriptions receivable	-	-
Additional paid-in capital	29,695,137	26,498,076
Retained earnings (accumulated deficit)	(43,042,535)	(37,775,183)
Accumulated other comprehensive income	(348,167)	(353,090)
Total stockholders’ equity	(13,687,109)	(11,626,682)
Noncontrolling interest	(205,342)	(185,678)
Total equity	(13,892,451)	(11,812,360)
Total liabilities and equity	$7,412,517	$8,386,159

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,	Six Months Ended March 31,	Six Months Ended March 31,
	2020	2019	2020	2019

Revenues
Testing revenue	$867,814	$735,179	$2,200,770	$1,922,417
Consulting revenue	-	-	-	-
Total revenues	867,814	735,179	2,200,770	1,922,417

Cost of revenue
Testing services	820,080	835,186	1,766,840	1,849,166
Consulting services	-	-	-	-
Depreciation and amortization	200,366	321,856	455,920	612,304
Total cost of revenue	1,020,446	1,157,042	2,222,760	2,461,470

Gross margin	(152,632)	(421,863)	(21,990)	(539,053)

Operating expenses:
Selling, general and administrative	1,419,188	1,205,662	2,687,112	2,702,302
Depreciation and amortization	27,277	57,116	55,507	115,982
Total operating expenses	1,446,465	1,262,778	2,742,619	2,836,284

Income (loss) from operations	(1,599,097)	(1,684,641)	(2,764,609)	(3,375,337)

Other income (expense)
Interest income (expense), net	(1,203,227)	(692,419)	(2,766,098)	(2,457,297)
Other income (expense)	13,874	(33,422)	17,895	(97,517)
Gain (loss) on settlement of debt	-	-	-	-
Impairment charge	-	-	-	-
Gain (loss) on change in fair market value of derivative liabilities	(194,236)	(1,409,275)	225,797	(556,647)
Total other income (expense)	(1,383,589)	(2,135,116)	(2,522,406)	(3,111,461)
Income (loss) before income taxes	(2,982,686)	(3,819,757)	(5,287,015)	(6,486,798)

Provision for income taxes (benefit)	-	613	-	2,969

Net income (loss)	(2,982,686)	(3,820,370)	(5,287,015)	(6,489,767)
Net income (loss) attributable to noncontrolling interest	(30,143)	(106,645)	(19,664)	(161,383)
Net income (loss) attributable to EVIO, Inc. shareholders	$(2,952,543)	$(3,713,725)	$(5,267,351)	$(6,328,384)

Basic and diluted earnings (loss) per common share	$(0.06)	$(0.15)	$(0.10)	$(0.25)

Weighted-average number of common shares outstanding:
Basic and diluted	49,561,707	25,366,021	51,581,428	25,366,021

Comprehensive loss:
Net income (loss)	$(2,982,686)	$(3,820,370)	$(5,287,015)	$(6,489,767)
Foreign curreny translation adjustment	6,151	64,261	4,923	(115,561)
Comprehensive income (loss)	$(2,976,535)	$(3,756,109)	$(5,282,092)	$(6,605,328)

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,	Six Months Ended March 31,
	2020	2019
Cash flows from operating activities of continuing operations:
Net income (loss)	$(5,287,015)	$(6,489,767)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	2,077,153	1,951,983
Common stock issued in exchange for fees and services	328,830	240,501
Default penalties and other covenant adjustments on convertible debentures	62,500	-
Depreciation and amortization	511,597	720,739
Loss on disposal of assets	2,979	64,095
Provision for doubtful accounts	25,253	35,333
Stock based compensation	890,510	395,850
Unrealized (gain) loss on derivative liability	(225,797)	556,647
Changes in operating assets and liabilities:
Accounts receivable	(71,177)	74,625
Prepaid expenses	52,919	(142,911)
Other current assets	(34,075)	33,122
Security deposits	1,775	(722)
Operating lease right of use assets	(2,950)	48,332
Accounts payable and accrued liabilities	675,496	1,179,775
Customer deposits and deferred revenues	(55,409)	(156,363)
Interest payable	339,380	410,712
Net cash provided by (used in) operating activities	(698,031)	(1,078,049)

Cash flows from investing activities:
Purchase of fixed assets	(44,674)	(580,075)
Net cash provided by (used in) financing activities	(44,674)	(580,075)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	186,000
Proceeds from issuance of convertible debentures	-	414,183
Proceeds from issuance of convertible notes, net of issuance costs	846,791	971,014
Proceeds from related party advances	64,069	199,040
Repayments of capital leases	(181,931)	(93,050)
Repayments of convertible debentures	-	-
Repayments of loans payable	(28,993)	(18,617)
Repayments of related party loans payable	(51,459)	(27,151)
Net cash provided by (used in) financing activities	648,477	1,631,419

Effect of exchange rates on cash and cash equivalents	360	(7,769)
Net increase (decrease) in cash and cash equivalents	(93,868)	(34,474)
Cash and cash equivalents at beginning of period	110,325	81,735
Cash and cash equivalents at end of period	$16,457	$47,261

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and accrued interest into common stock	$1,728,842	$708,089
Settlement of account payable for common stock	$6,000	$-
Debt discount recorded on convertible notes and debentures payable upon initial measurement of derivative liability	$-	$350,039
Debt discounts recorded for beneficial conversion features on convertible debentures and notes payable	$175,320	$-
Debt discounts recorded for original issue discounts on convertible debentures	$-	$280,144
Vehicles financed through notes payable	$105,424	$-
Equipment financed through capital leases	$-	$308,613

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Stock Subscriptions	Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Receivable	Capital	Earnings	Income	Equity	Interest	Equity

Balance, September 30, 2018	5,000,000	$500	500,000	$50	552,500	$55	23,255,411	$2,326	$-	$21,495,621	$(19,226,462)	$(263,985)	$2,008,105	$1,934,634	$3,942,739

Net income (loss)	-	-	-	-	-	-	-	-	-	-	(2,596,659)	-	(2,596,659)	(54,738)	(2,651,397)
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	(179,822)	(179,822)	-	(179,822)
Issuance of common stock in connection with the conversion of Series D preferred stock	-	-	-	-	(38,000)	(4)	95,000	10	-	(6)	-	-	-	-	-
Issuance of common stock in connection with sales made under private offerings	-	-	-	-	-	-	200,000	20	-	105,980	-	-	106,000	-	106,000
Issuance of common stock as compensation to employees, officers and/or directors	-	-	-	-	-	-	50,000	5	-	35,870	-	-	35,875	-	35,875
Issuance of common stock in exchange for consulting, professional and other services provided	-	-	-	-	-	-	250,000	25	-	128,375	-	-	128,400	-	128,400
Issuance of common stock in connection with the conversion of loans payable	-	-	-	-	-	-	779,808	78	-	317,022	-	-	317,100	-	317,100
Issuance of common stock in connection with the conversion of debentures	-	-	-	-	-	-	669,362	66	-	387,934	-	-	388,000	-	388,000
Issuance of common stock in connection with the conversion of interest payable	-	-	-	-	-	-	10,163	1	-	2,987	-	-	2,988	-	2,988
Issuance of common stock in connection with the conversion of interest payable	-	-	-	-	-	-	-	-	-	12,423	-	-	12,423	-	12,423
Common stock options issued under employee equity incentive plan	-	-	-	-	-	-	-	-	-	169,922	-	-	169,922	-	169,922
Recognition of beneficial conversion features related to convertible debt instruments	-	-	-	-	-	-	-	-	-	280,144	-	-	280,144	-	280,144
Acquisition of equity interests in subsidiaries	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Balance, December 31, 2018	5,000,000	$500	500,000	$50	514,500	$51	25,309,744	$2,531	$-	$22,936,272	$(21,823,121)	$(443,807)	$672,476	$1,879,896	$2,552,372

Net income (loss)	-	-	-	-	-	-	-	-	-	-	(3,731,725)	-	(3,731,725)	(106,645)	(3,838,370)
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	64,261	64,261	-	64,261
Issuance of common stock in connection with the conversion of Series D preferred stock	-	-	-	-	(165,000)	(16)	412,500	41	-	(24)	-	-	1	-	1
Issuance of common stock in connection with sales made under private offerings	-	-	-	-	-	-	200,000	20	-	79,980	-	-	80,000	-	80,000
Issuance of common stock in connection with stock subscriptions received under private offerings	-	-	-	-	-	-	1,015,000	101	(406,000)	405,899	-	-	-	-	-
Issuance of common stock as compensation to employees, officers and/or directors	-	-	-	-	-	-	37,500	4	-	19,496	-	-	19,500	-	19,500
Issuance of common stock in exchange for consulting, professional and other services provided	-	-	-	-	-	-	100,000	10	-	52,990	-	-	53,000	-	53,000
Issuance of common stock and common stock purchase warrants in satisfaction of debt issuances costs	-	-	-	-	-	-	20,000	2	-	46,675	-	-	46,677	-	46,677
Recognition of beneficial conversion features related to convertible debt instruments	-	-	-	-	-	-	-	-	-	566,841	-	-	566,841	-	566,841
Stock based compensation related to employee stock options	-	-	-	-	-	-	-	-	-	170,553	-	-	170,553	-	170,553

Balance, March 31, 2019	5,000,000	$500	500,000	$50	349,500	$35	27,094,744	$2,709	$(406,000)	$24,278,682	$(25,554,846)	$(379,546)	$(2,058,416)	$1,773,251	$(285,165)

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Capital	Earnings	Income	Equity	Interest	Equity

Balance, September 30, 2019	5,000,000	$500	500,000	$50	339,500	$34	29,314,419	$2,931	$-	$26,498,076	$(37,775,183)	$(353,090)	$(11,626,682)	$(185,678)	$(11,812,360)

Net income (loss)	-	-	-	-	-	-	-	-	-	-	(2,314,808)	-	(2,314,808)	10,479	(2,304,329)
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	(1,230)	(1,230)	-	(1,230)
Issuance of common stock as compensation to employees, officers and/or directors	-	-	-	-	-	-	422,500	42	-	234,335	-	-	234,377	-	234,377
Issuance of common stock in exchange for consulting, professional and other services provided	-	-	-	-	-	-	359,212	36	-	16,694	-	-	16,730	-	16,730
Issuance of common stock in satisfaction of debt issuances costs	-	-	-	-	-	-	2,285,449	229	-	62,271	-	-	62,500	-	62,500
Issuance of common stock in connection with the settlement of accounts payable	-	-	-	-	-	-	26,666	3	-	5,997	-	-	6,000	-	6,000
Issuance of common stock in connection with the conversion of debentures	-	-	-	-	-	-	18,317,481	1,832	-	1,239,950	-	-	1,241,782	-	1,241,782
Issuance of common stock in connection with the conversion of interest payable	-	-	-	-	-	-	3,466,353	346	-	171,876	-	-	172,222	-	172,222
Recognition of beneficial conversion features related to convertible debt instruments	-	-	-	-	-	-	-	-	-	175,320	-	-	175,320	-	175,320
Stock based compensation related to employee stock options	-	-	-	-	-	-	-	-	-	126,581	-	-	126,581	-	126,581

Balance, December 31, 2019	5,000,000	$500	500,000	$50	339,500	$34	54,192,080	$5,419	$-	$28,531,100	$(40,089,991)	$(354,320)	$(11,907,208)	$(175,199)	$(12,082,407)

Net income (loss)	-	-	-	-	-	-	-	-	-	-	(2,952,543)	-	(2,952,543)	(30,143)	(2,982,686)
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	6,153	6,153	-	6,153
Issuance of common stock as compensation to employees, officers and/or directors	-	-	-	-	-	-	7,031,038	703	-	508,032	-	-	508,735	-	508,735
Issuance of common stock in exchange for consulting, professional and other services provided	-	-	-	-	-	-	4,916,458	492	-	311,608	-	-	312,100	-	312,100
Issuance of common stock in connection with the settlement of a legal matter	-	-	-	-	-	-	144,928	14	-	9,986	-	-	10,000	-	10,000
Issuance of common stock in connection with the conversion of debentures	-	-	-	-	-	-	11,288,957	1,129	-	276,474	-	-	277,603	-	277,603
Issuance of common stock in connection with the conversion of interest payable	-	-	-	-	-	-	1,144,012	115	-	37,120	-	-	37,235	-	37,235
Stock based compensation related to employee stock options	-	-	-	-	-	-	-	-	-	20,817	-	-	20,817	-	20,817

Balance, March 31, 2020	5,000,000	$500	500,000	$50	339,500	$34	78,717,473	$7,872	$-	$29,695,137	$(43,042,534)	$(348,167)	$(13,687,108)	$(205,342)	$(13,892,450)

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity	Interest	Equity

Balance, September 30, 2018	5,000,000	$500	500,000	$50	552,500	$55	23,255,411	$2,326	$21,495,621	$(19,226,462)	$(263,985)	$2,008,105	$1,934,634	$3,942,739

Net income (loss)	-	-	-	-	-	-	-	-	-	(18,548,721)	-	(18,548,721)	(2,120,312)	(20,669,033)
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	(89,105)	(89,105)	-	(89,105)
Issuance of common stock in connection with the conversion of Series D preferred stock	-	-	-	-	(213,000)	(21)	532,500	53	(32)	-	-	-	-	-
Issuance of common stock in connection with sales made under private offerings	-	-	-	-	-	-	1,415,000	141	591,859	-	-	592,000	-	592,000
Issuance of common stock in connection with stock subscriptions received under private offerings	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the exercise of common stock purchase warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock as compensation to employees, officers and/or directors	-	-	-	-	-	-	287,500	29	397,691	-	-	397,720	-	397,720
Issuance of common stock in exchange for consulting, professional and other services provided	-	-	-	-	-	-	1,038,017	104	331,047	-	-	331,151	-	331,151
Issuance of common stock in satisfaction of debt issuances costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the settlement of accounts payable	-	-	-	-	-	-	31,579	3	14,997	-	-	15,000	-	15,000
Issuance of common stock in connection with the settlement
of notes payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion of loans payable	-	-	-	-	-	-	2,054,887	205	686,995	-	-	687,200	-	687,200
Issuance of common stock in connection with the conversion of debentures	-	-	-	-	-	-	669,362	67	387,933	-	-	388,000	-	388,000
Issuance of common stock in connection with the conversion of related party notes payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion of interest payable	-	-	-	-	-	-	10,163	1	25,109	-	-	25,110	-	25,110
Issuance of common stock purchase warrants in satisfaction of debt issuances costs	-	-	-	-	-	-	20,000	2	11,758	-	-	11,760	-	11,760
Reclassification of derivative liability to additional paid-in capital	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Recognition of beneficial conversion features related to convertible debt instruments	-	-	-	-	-	-	-	-	1,844,834	-	-	1,844,834	-	1,844,834
Stock based compensation related to employee stock options	-	-	-	-	-	-	-	-	710,264	-	-	710,264	-	710,264
Acquisition of equity interests in subsidiaries	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Balance, September 30, 2019	5,000,000	$500	500,000	$50	339,500	$34	29,314,419	$2,931	$26,498,076	$(37,775,183)	$(353,090)	$(11,626,682)	$(185,678)	$(11,812,360)

Net income (loss)	-	-	-	-	-	-	-	-	-	(5,267,351)	-	(5,267,351)	(19,664)	(5,287,015)
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	4,923	4,923	-	4,923
Issuance of common stock in connection with the conversion of Series D preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with sales made under private offerings	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with stock subscriptions received under private offerings	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the exercise of common stock purchase warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock as compensation to employees, officers and/or directors	-	-	-	-	-	-	7,453,538	745	742,367	-	-	743,112	-	743,112
Issuance of common stock in exchange for consulting, professional and other services provided	-	-	-	-	-	-	5,275,670	528	328,302	-	-	328,830	-	328,830
Issuance of common stock in satisfaction of debt default penalties	-	-	-	-	-	-	2,285,449	229	62,271	-	-	62,500	-	62,500
Issuance of common stock in connection with the settlement of accounts payable	-	-	-	-	-	-	26,666	3	5,997	-	-	6,000	-	6,000
Issuance of common stock in connection with the settlement of a legal matter	-	-	-	-	-	-	144,928	14	9,986	-	-	10,000	-	10,000
Issuance of common stock in connection with the settlement of notes payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion of loans payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion of debentures	-	-	-	-	-	-	29,606,438	2,961	1,516,424	-	-	1,519,385	-	1,519,385
Issuance of common stock in connection with the conversion of related party notes payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion of interest payable	-	-	-	-	-	-	4,610,365	461	208,996	-	-	209,457	-	209,457
Issuance of common stock purchase warrants in satisfaction of debt issuances costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Reclassification of derivative liability to additional paid-in capital	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Recognition of beneficial conversion features related to convertible debt instruments	-	-	-	-	-	-	-	-	175,320	-	-	175,320	-	175,320
Stock based compensation related to employee stock options	-	-	-	-	-	-	-	-	147,398	-	-	147,398	-	147,398
Acquisition of equity interests in subsidiaries	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Balance, March 31, 2020	5,000,000	$500	500,000	$50	339,500	$34	78,717,473	$7,872	$29,695,137	$(43,042,534)	$(348,167)	$(13,687,108)	$(205,342)	$(13,892,450)

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

Notes To Unaudited Consolidated Financial Statements

For The Three Month Periods Ended March 31, 2020, and 2019

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in United States dollars. For the three months ended March 31, 2020, and 2019, and the year ended September 30, 2019, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at their original invoice amounts. We regularly review collectability and establish an allowance for uncollectible amounts as necessary based on our experience with historical collectability. Management recognized an allowance for uncollectible amounts, of $171,443 and $215,593 for the periods ended March 31, 2020, and September 30, 2019, respectively.

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

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. There were 49,561,707 and 26,160,911 potentially dilutive common shares outstanding as of March 31, 2020 and 2019, respectively. Because of the net losses incurred during the three months ended March 31, 2020, and 2019, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from the diluted loss per share calculations.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on March 31, 2020:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$2,319,938	$2,319,938

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

As a result of the adoption of ASC 842, certain real estate and equipment operating leases have been recorded on the balance sheet with a lease liability and right-of-use asset (“ROU”). Application of this standard resulted in the recognition of ROU assets of $2,069,538, net of accumulated amortization, and a corresponding lease liability of $2,117,338. Accounting for finance leases is substantially unchanged.

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

Amortization of lease assets is included in general and administrative expenses. The future minimum lease payments of lease liabilities as of March 31, 2020, are as follows:

For the years ended September 30,	Operating Leases	Financing Leases
2020	972,244	430,591
2021	697,436	514,152
2022	549,390	183,020
2023	347,745	206,674
2024 and thereafter	27,911	5,022
Total lease payments	2,594,726	1,339,450
Less: Payments Made	(477,388)	(222,236)
Total Lease Liabilities	$2,117,338	1,117,214

Note 5 – INTANGIBLE ASSETS

The Company’s intangible assets consist of customer lists, testing licenses, favorable leases, and websites. The components of intangible assets as of March 31, 2020, and September 30, 2019 consist of:

	March 31, 2020	September 30, 2019
Customer list	$-	$854,014
License	-	503,000
Favorable lease	-	3,100
Domains & Websites	-	49,516
Non-compete agreements	-	182,388
Assembled Workforce	-	50,750
Intellectual Property	-	342,610
Total	-	1,977,661
Accumulated amortization	-	(1,977,661)
Net value	$-	$-

The Company had fully amortized all intangible assets during the fiscal year ended September 30, 2019.

Note 6 – Concentration of Credit Risk

Instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits, notes receivable and accounts receivable. As of March 31, 2020, the Company did not hold cash at any financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation (“FDIC”) of up to $250,000.

As of March 31, 2020, the Company had total accounts receivable net of allowances of $153,383. Five clients comprised a total of 29% of this balance as follows:

	Balance	Percent of Total
Customer 1	$26,181	8%
Customer 2	20,336	6%
Customer 3	18,065	6%
Customer 4	14,651	5%
Customer 5	14,330	4%
All others	231,263	71%
Total	324,826	100%
Allowance for doubtful accounts	(171,443)
Net accounts receivable	$153,383

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Building	39 years
Laboratory and Computer Equipment	5 years
Furniture and Fixtures	7 years
Software	3 years
Domains	15 years

The Company’s property and equipment consisted of the following as of March 31, 2020, and September 30, 2019:

	March 31, 2020		September 30, 2019
Assets Not-In-Service	$		$-
Capital Assets		1,850,093	1,800,347
Land		212,550	212,550
Buildings & Real Estate		941,857	941,857
Furniture and Equipment		157,614	152,933
Laboratory Equipment		2,054,901	2,188,828
Software		77,865	78,996
Computers		27,597
Leasehold Improvements		696,756	697,333
Vehicles		129,790	83,915
Total		6,149,825	6,188,777
Accumulated depreciation		(1,553,052)	(1,511,973)
Net value		$4,596,772	$4,676,804

Note 8 – Related Party Transactions

During the periods ended March 31, 2020 and September 30, 2019 the Company received loans from its Chief Operating Officer totaling $17,014 and $194,820, respectively, and made repayments totaling $0 and $1,040, respectively. There was $158,676 and $143,780 due as of March 31, 2020, and September 30, 2019, respectively, and are included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties. The loans carry a 0% interest rate and are due on demand.

During the periods ended March 31, 2020 and September 30, 2019 the Company received loans from its Chief Executive Officer totaling $14,000 and $75,000, respectively, and made repayments totaling $0 and $19,200, respectively. There was $69,800 and $55,800 due as of March 31, 2020, and September 30 2019, respectively, and are included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties. The loans carry a 0% interest rate and are due on demand.

During the periods ended March 31, 2020, and September 30, 2019, the Company made payments to Sara Lausmann, associated with the asset purchase of Oregon Analytical Services, LLC, totaling $2,000 and $0, respectively. There was $566,289 and $568,299 of principal due as of March 31, 2020 and September 30, 2019, respectively. The note carries interest at a rate of 5% per annum and had accrued interest totaling $122,095 and $107,899 due as of March 31, 2020, and September 30, 2019, respectively.

During the periods ended March 31, 2020, and September 30, 2019, the Company made payments to Anthony Smith, our Chief Science Officer, associated with the purchase of 80% of Smith Scientific Industries, totaling $44,059 and $55,090, respectively. There was $136,851 and $180,910 of principal due as of March 31, 2020 and September 31, 2019, respectively. The note carries interest at a rate of 5% per annum and had accrued interest totaling $41,828 and $41,600 due as of March 31, 2020, and September 30, 2019, respectively.

During the periods ended March 31, 2020, and September 30, 2019, the Company made repayments to Henry Grimmett, prior Company Director (retired April 2018), on an outstanding loan from member assumed by the Company, totaling a note payable of Greenhaus Analytical Services, LLC, totaling $0 and $3,859, respectively. There was $113,554 and $113,554 of principal due as of March 31, 2020 and September 30, 2019, respectively. The note bears interest at 0% per annum and requires repayments of $25,000 quarterly.

During the periods ended March 31, 2020, and September 30, 2019, the Company made no payments to Henry Grimmett, prior Company Director (retired April 2018), associated with the acquisition of Greenhaus Analytical Services, LLC. The Company entered into a $340,000 note payable as part of its acquisition of Greenhaus Analytical Services, LLC. The note carries interest at a rate of 6% per annum and matures on October 16, 2020. During the quarter ended March 31, 2020, a third party purchased the remaining balance of the $170,000 note. During the year ended September 30, 2019, a third party purchased $170,000 of the note from Henry Grimmett, refer to Note 10, Convertible Notes; Noteholder 14. There was $0 and $170,000 of principal due as of March 31, 2020 and September 30, 2019, respectively. Unamortized debt discount of $0 and $25,563 as of March 31, 2020 and September 30, 2019, respectively and $0 and $59,412 of accrued interest due as of March 31, 2020 and September 30, 2019, respectively.

During the periods ended March 31, 2020 and September 30, 2019, the Company received loans from a related party associate with Keystone Labs totaling $30,796 and $191,515, respectively, and made repayments totaling $19,248 and $9,034, respectively. There was $372,538 and $354,050 due as of March 31, 2020 and September 30, 2019, respectively. Amounts have been adjusted for USD. The advances are non-interest bearing and due on demand and is included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties.

Note 9 – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

The Company has -0- shares of Series A Convertible Stock issued and outstanding as of March 31, 2020, and September 30, 2019.

Series B Convertible Preferred Stock

The Company designated 5,000,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) with a par value of $0.0001 per share. The Company has 5,000,000 shares of Series B Convertible Stock issued and outstanding as of March 31, 2020, and September 30, 2019. These shares converted to common stock at a rate of 1 common share per each share of Series B Convertible Preferred Stock.

Series C Convertible Preferred Stock

The Company designated 500,000 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) with a par value of $0.0001 per share. There were 500,000 shares of Series C Convertible Stock issued and outstanding as of March 31, 2020, and September 30, 2019. These shares converted to common stock at a rate of 5 common shares per each share of Series C Convertible Preferred Stock.

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

There were 349,500 shares of Series D Convertible Stock issued and outstanding as of December 30, 2019, and September 30, 2019, respectively.

Common Stock

During the three months ended March 31, 2020, the Company issued the following common shares:

Number of Shares issued	Description	$ Value
7,353,538	Issuance of shares as compensation to employees, officers/directors	525,778
3,750,000	Issuance of shares in exchange for consulting, professional and services	262,500
501,972	Shares issued in satisfaction of debt issuance costs	15,500
144,928	Shares issued in settlement of litigation	10,000
7,209,271	Issuance of shares in connection with the conversion of debentures	207,603
1,144,012	Issuance of shares in connection with the conversion of interest payable	37,121

Total 20,103,721		$1,056,106

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

There were 78,642,473 and 29,314,419 shares of common stock issued and outstanding at March 31, 2020, and September 30, 2019

Note 10 – LOANS PAYABLE

The Company had the following loans payable outstanding as of March 31, 2020, and September 30, 2019:

	March 31, 2020	September 30, 2019

On March 16, 2018, the Company executed notes payable for the purchase of three vehicles. The notes carry interest at 6.637% annually and mature on March 31, 2023.	43,575	47,551

On June 28, 2018, the Company executed a note payable for $650,000 for the purchase of the building at 14775 SW 74th Ave, Tigard, OR. The note carries interest at 8% annually and is due on June 28, 2021.	609,907	622,523

On July 5, 2018, the Company executed a note payable for $750,000 for the asset purchase of MRX Labs. The note carries interest at 8% annually and is due on January 5, 2019. (This note is in default as of 7/5/2019, which resulted in a 5% penalty on outstanding amount.)	750,000	750,000

On October 20, 2019, the Company executed notes payable for the purchase of four vehicles. The notes carry interest at 5.990% annually and mature on December 31, 2023.	93,028	-
Total loans payable	1,496,510	1,420,079
Less: current portion of loans payable	785,960	762,476

Long-term portion of loans payable	$708,550	$657,603

As of March 31, 2020 and September 30, 2019, the Company accrued interest of $104,384 and $74,301 respectively

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

The following table summarizes all convertible notes outstanding as of March 31, 2020:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest

31Noteholder #1	04/24/18	04/24/19	500,000	-	500,000	-
Noteholder #2	07/01/19	09/30/19	675,930	-	675,930	47,672
Noteholder #3	08/01/18	01/01/19	396,000	-	396,000	92,355
Noteholder #3	10/02/18	01/01/19	264,000	-	264,000	49,458
Noteholder #5	09/17/18	09/17/19	-	-	-	10,260
Noteholder #6	11/15/18	11/15/19	-	-	-	15,564
Noteholder #6	02/04/19	02/04/20	230,000	-	230,000	23,048
Noteholder #6	08/08/19	08/08/20	33,092	(4,274)	28,818	1,712
Noteholder #6	11/04/19	11/04/20	33,516	(11,301)	22,215	1,087
Noteholder #6	12/23/19	12/23/20	137,375	(100,216)	37,159	2,981
Noteholder #6	01/21/20	02/21/21	52,500		52,500	805
Noteholder #6	02/04/20	02/04/20	265,637	-	265,637	4,076
Noteholder #7	12/27/18	12/27/19	20,000	-	20,000	3,297
Noteholder #7	02/05/19	02/05/20	131,250	-	131,250	11,995
Noteholder #7	02/11/19	02/11/20	131,250	-	131,250	11,708
Noteholder #7	03/15/19	03/15/20	70,913	-	70,913	5,937
Noteholder #7	08/08/19	08/08/20	33,092	(4,274)	28,818	1,712
Noteholder #7	11/04/19	11/04/20	33,516	(11,301)	22,215	1,087
Noteholder #7	01/03/20	01/03/21	137,375		137,375	2,740
Noteholder #7	01/21/20	02/22/21	52,500	-	52,500	805
Noteholder #7	02/04/20	02/04/20	265,637	-	265,637	4,076
Noteholder #10	03/15/19	03/15/20	70,913	-	70,913	5,937
Noteholder #11	08/30/19	05/30/20	110,000	(24,088)	85,912	5,159
Noteholder #11	08/29/19	08/29/20	100,000	0	100,000	-

			$3,744,496	$(155,453)	$3,589,042	$303,472

The following table summarizes all convertible notes outstanding as of September 30, 2019:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest

Noteholder #1	04/24/18	04/24/19	500,000	-	500,000	-
Noteholder #2	07/01/19	09/30/19	825,930	-	825,930	18,983
Noteholder #3	08/01/18	01/01/19	396,000	-	396,000	76,471
Noteholder #3	10/02/18	01/01/19	264,000	-	264,000	40,634
Noteholder #4	09/06/18	09/06/19	145,000	-	145,000	15,575
Noteholder #5	09/17/18	09/17/19	82,500	-	82,500	8,586
Noteholder #6	11/15/18	11/15/19	222,600	(28,054)	194,546	15,564
Noteholder #6	01/14/19	01/14/20	131,250	(46,027)	85,223	7,364
Noteholder #6	02/04/19	02/04/20	265,000	(92,205)	172,795	13,824
Noteholder #6	03/15/19	03/15/20	70,913	-	70,913	3,093
Noteholder #6	08/08/19	08/08/20	33,092	(10,291)	22,801	384
Noteholder #7	12/27/18	12/27/19	105,000	(25,603)	79,397	18,204
Noteholder #7	02/05/19	02/05/20	131,250	(48,185)	83,065	6,616
Noteholder #7	03/15/19	03/15/20	70,913	-	70,913	3,093
Noteholder #7	08/08/19	08/08/20	33,092	(10,291)	22,801	384
Noteholder #8	02/08/19	02/08/20	783,724	(208,357)	575,367	89,627
Noteholder #9	03/15/19	03/15/20	70,913	-	70,913	3,093
Noteholder #10	03/15/19	03/15/20	70,913	-	70,913	3,093
Noteholder #11	08/29/19	05/29/20	100,000	(150,146)	(50,146)	964
Noteholder #11	08/30/19	05/30/20	110,000	(97,555)	12,445	747

			$4,412,090	$(716,714)	$3,695,376	$326,145

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

On July 1, 2019, the two previous notes were replaced for the aggregate principal amount of $825,890. This included a default penalty of $150,000 for non-payment of the prior two notes. The note, together with accrued interest at the annual rate of 8%, is due on September 30, 2019. The note is convertible into common stock of the Company at the option of the noteholder at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $675,930 of principal and $47,672 of accrued interest on March 31, 2020.

Noteholder #3

On August 1, 2018, the Company sold and issued a convertible promissory note to an unrelated party for the principal amount of $330,000 of which $30,000 was an original issue discount resulting in cash proceeds to the Company of $300,000 pursuant to the terms of a securities purchase agreement. The note, together with accrued interest at the annual rate of 8%, was due on October 1, 2018. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time the lower of a conversion price of $0.50 per share or at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. On September 30, 2019, a fee for payment default of $66,000 was added to the principal. There was $396,000 of principal and $92,355 of accrued interest due on March 31, 2020.

On October 2, 2018, the Company sold and issued a convertible promissory note to an unrelated party for the principal amount of $220,000 of which $20,000 was an original issue discount resulting in cash proceeds to the Company of $200,000 pursuant to the terms of a securities purchase agreement. The note, together with accrued interest at the annual rate of 8%, is due on January 1, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.50 per share or a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. On September 30, 2019, a fee for payment default of $44,000 was added to the principal. There was $264,000 of principal and $49,458 of accrued interest on March 31, 2020.

Noteholder #4

On September 6, 2018, the Company sold and issued a convertible promissory note to an unrelated party for the principal amount of $125,000 of which $15,000 was an original issue discount resulting in cash proceeds to the Company of $110,000 pursuant to the terms of a securities purchase agreement. The note, together with accrued interest at the annual rate of 10%, was due on September 6, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at the lower of a conversion price of $0.50 per share or at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. On July 5, 2019, a fee for payment default of $20,000 was added to the principal. There was no note principal or accrued interest due on March 31, 2020.

Noteholder #5

On September 6, 2018, the Company sold and issued a convertible promissory note to an unrelated party for the principal amount of $62,500 of which $6,250 was an original issue discount resulting in cash proceeds to the Company of $56,250 pursuant to the terms of a securities purchase agreement. The note, together with accrued interest at the annual rate of 10%, is due on September 6, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at the lower of a conversion price of $0.50 per share or at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. On July 5, 2019, a fee for payment default of $20,000 was added to the principal. There was $0 of principal and $10,260 of accrued interest due on March 31, 2020.

Noteholder #6

On November 15, 2018, the Company sold and issued a convertible promissory note to an unrelated party for the principal amount of $222,600 of which $12,600 was an original issue discount resulting in cash proceeds to the Company of $210,000 pursuant to the terms of a securities purchase agreement. The note, together with accrued interest at the annual rate of 8%, is due on November 15, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at the lower of a conversion price of $0.50 per share or at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $0 of principal and $15,564 of accrued interest due on March 31, 2020.

On February 4, 2019, the Company entered into a convertible note payable with an unrelated party for $265,000 of which $15,000 was an original issue discount and $10,000 in third party fees resulting in net cash proceeds to the Company of $240,000. The convertible note payable carries interest at a rate of 8% per annum, is due on February 4, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $230,000 of principal and $23,048 accrued interest due on March 31, 2020.

On August 8, 2019, the Company entered into a convertible note agreement with an unrelated party for $33,092 of which $1,576 in third party fees resulting in net cash proceeds to the Company of $31,516. The convertible note payable carries interest at a rate of 8% per annum, is due on August 8, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $33,092 of principal and $1,712 of accrued interest due on March 31, 2020.

On November 4, 2019, the Company entered into a convertible note agreement with an unrelated party for $33,516 of which $2,000 in third party fees resulting in net cash proceeds to the Company of $31,516. The convertible note payable carries interest at a rate of 8% per annum, is due on November 4, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $33,092 of principal and $1,087 of accrued interest due on March 31, 2020.

On December 23, 2019, the Company entered into a convertible note agreement with an unrelated party for $137,375 of which $16,375 in third party fees resulting in net cash proceeds to the Company of $121,000. The convertible note payable carries interest at a rate of 8% per annum, is due on December 23, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $137,375 of principal and $2,981 of accrued interest due on March 31, 2020.

On January 21, 2020, the Company entered into a convertible note agreement with an unrelated party for $52,500 of which $2,500 in third party fees resulting in net cash proceeds to the Company of $50,000. The convertible note payable carries interest at a rate of 8% per annum, is due on January 21, 2021, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $52,500 of principal and $805 of accrued interest due on March 31, 2020.

On February 4, 2020, the Company entered into an exchange agreement with an unrelated party for $265,637, of which the loan payable to Noteholder 8, dated February 8, 2019, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum is due on February 8, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $265,637 of principal and $4,076 of accrued interest due on March 31, 2020.

Noteholder #7

On December 27, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $105,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on December 27, 2019, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $20,000 of principal and $3,297 of accrued interest due on March 31, 2020.

On February 5, 2019, the Company entered into a convertible note payable with an unrelated party for $131,250 of which included $6,250 in third party fees resulting in net cash proceeds to the Company of $125,000. The convertible note payable carries interest at a rate of 8% per annum, is due on February 5, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $131,250 of principal and $11,995 of accrued interest due on March 31, 2020.

On February 11, 2019, the Company entered into a convertible note payable with an unrelated party for $131,250 of which included $6,250 in third party fees resulting in net cash proceeds to the Company of $125,000. The convertible note payable carries interest at a rate of 8% per annum, is due on January 14, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $131,250 of principal and $11,708 of accrued interest due on March 31, 2020.

On March 15, 2019, the Company entered into an exchange agreement with an unrelated party for $70,913, of which the loan payable to Noteholder 2, dated July 2, 2018, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum is due on March 15, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $70,913 of principal and $5,937 of accrued interest due on March 31, 2020.

On August 8, 2019, the Company entered into a convertible note agreement with an unrelated party for $33,092 of which $1,576 in third party fees resulting in net cash proceeds to the Company of $31,516. The convertible note payable carries interest at a rate of 8% per annum, is due on August 8, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $33,092 of principal and $1,712 of accrued interest due on March 31, 2020.

On November 4, 2019, the Company entered into a convertible note agreement with an unrelated party for $33,516 of which $2,000 in third party fees resulting in net cash proceeds to the Company of $31,516. The convertible note payable carries interest at a rate of 8% per annum, is due on November 4, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $33,092 of principal and $1,087 of accrued interest due on March 31, 2020.

On January 3, 2020, the Company entered into a convertible note agreement with an unrelated party for $137,375 of which $16,375 in third party fees resulting in net cash proceeds to the Company of $121,000. The convertible note payable carries interest at a rate of 8% per annum, is due on December 23, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $137,375 of principal and $2,740 of accrued interest due on March 31, 2020.

On January 21, 2020, the Company entered into a convertible note agreement with an unrelated party for $52,500 of which $2,500 in third party fees resulting in net cash proceeds to the Company of $50,000. The convertible note payable carries interest at a rate of 8% per annum, is due on January 21, 2021, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $52,500 of principal and $805 of accrued interest due on March 31, 2020.

On February 4, 2020, the Company entered into an exchange agreement with an unrelated party for $265,637, of which the loan payable to Noteholder 8, dated February 8, 2019, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum is due on February 8, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $265,637 of principal and $4,076 of accrued interest due on March 31, 2020.

Noteholder #8

On February 8, 2019, the Company entered into an exchange agreement with an unrelated party for $580,537, of which the loan payable to Palliatech, dated September 1, 2017, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 10% per annum, with one-year interest guaranteed, is due on February 8, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 30% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. A principal non-pay default was applied in the amount of $203,188. This remaining balance of this note was purchased by Noteholder 6 & 7, on February 4, 2020. There was no note principal or accrued interest due on March 31, 2020.

Noteholder #9

On March 15, 2019, the Company entered into an exchange agreement with an unrelated party for $70,913, of which the loan payable to Noteholder 2, dated July 2, 2018, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum is due on March 15, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was no note principal or accrued interest due on March 31, 2020.

Noteholder #10

On March 15, 2019, the Company entered into an exchange agreement with an unrelated party for $70,913, of which the loan payable to Noteholder 2, dated July 2, 2018, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum is due on March 15, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $70,913 of principal and $5,159 of accrued interest due on March 31, 2020.

Noteholder #11

On August 30, 2019, the Company entered into a convertible note payable with an unrelated party for $110,000 which included $10,000 original issue discount resulting in net cash proceeds to the Company of $100,000. The convertible note payable carries interest at a rate of 8% per annum, is due on May 30, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $110,000 of principal and $5,159 of accrued interest due on March 31, 2020.

On August 29, 2019, the Company entered into an exchange agreement with an unrelated party for $170,000, of which the loan payable to Henry Grimmett, dated October 16, 2016, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum, is due on May 29, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $100,000 principal and $0 of accrued interest due on March 31, 2020.

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

Note 13 – Derivative Liability

As of March 31, 2020 and September 30, 2019, Company had a derivative liability balance of $2,319,937 and $2,545,735 on the balance sheets and recorded an unrealized gain of $225,797 and an unrealized loss of $556,647 from derivative liability fair value adjustments during the six months ended March 31, 2020 and 2019, respectively.

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

On August 8, 2019, the Company issued a $33,092 convertible promissory note to an unrelated party that matures on August 8, 2020. Refer to Noteholder 6 under “Note 12 – Convertible Debentures” for more information. The Company analyzed the conversion feature of the agreement for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.

The aggregate fair value of the derivative at the issuance date of the note was $34,341 which was recorded as a derivative liability on the balance sheet. The Company recognized a loss of $34,341 on derivative fair value measurement.

On August 8, 2019, the Company issued a $33,092 convertible promissory note to an unrelated party that matures on August 8, 2020. Refer to Noteholder 7 under “Note 12 – Convertible Debentures” for more information. The Company analyzed the conversion feature of the agreement for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.

The aggregate fair value of the derivative at the issuance date of the note was $34,341 which was recorded as a derivative liability on the balance sheet. The Company recognized a loss of $34,341 on derivative fair value measurement.

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

At March 31, 2020, the Company marked-to-market the fair value of the derivative liabilities related to conversion features and determined an aggregate fair value of $2,319,894 and recorded a $112,707 gain from change in fair value for the six months ended March 31, 2020. The fair value of the embedded derivatives was determined using a Black-Scholes option pricing model based on the following assumptions: (1) expected volatility of 160%, (2) risk-free interest rate of 0.17%, (3) exercise prices of $0.014 - $0.018, and (4) expected lives of 0.16 – 0.73 of a year.

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

At March 31, 2020, the Company marked-to-market the fair value of the derivative liabilities related to warrants and determined an aggregate fair value of $44 and recorded a $181,772 gain from change in fair value for the six months ended March 31, 2020. The fair value of the derivatives was determined using a Black-Scholes option pricing model based on the following assumptions: (1) expected volatility of 160%, (2) risk-free interest rate of 0.17%, (3) exercise prices of $0.60 to $0.80, and (4) expected lives of 0.55 – 0.56 years.

The following table summarizes the change in derivative liabilities included in the balance sheet at March 31, 2020:

Fair Value of Embedded Derivative Liabilities:
Balance, September 30, 2019	$2,545,735
Change in fair market value	(225,797)
Balance, March 31, 2020	$2,319,938

The following table summarizes the gain (loss) on derivative liability included in the income statement for the three months ended March 31, 2020 and 2019, respectively.

	Six Months Ended March 31,
	2020	2019
Day one loss due to derivatives on convertible debt	$(68,682)	(780,678)
Change in fair value of derivatives	294,479	224,021
Total derivative gain (loss)	$225,797	(556,647)

NOTE 14 – STOCK OPTIONS AND WARRANTS

The following tables summarize all stock option and warrant activity for the three months ended March 31, 2020:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2019	5,484,970	0.742
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, March 31, 2020	5,484,970	0.742

The following table discloses information regarding outstanding and exercisable options and warrants at March 31, 2020:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.225	200,000	$0.225	4.46	200,000	$0.225
$0.400	110,000	$0.400	1.62	110,000	$0.400
$0.420	330,000	$0.420	4.05	330,000	$0.420
$0.500	165,000	$0.500	1.70	162,500	$0.500
$0.600	627,220	$0.600	0.11	627,220	$0.600
$0.650	145,000	$0.650	2.82	36,250	$0.650
$0.800	3,482,750	$0.800	1.43	3,095,250	$0.800
$0.850	100,000	$0.850	3.29	-	$0.850
$1.050	25,000	$1.050	3.79	-	$1.050
$1.260	220,000	$1.260	2.50	110,000	$1.260
$1.300	10,000	$1.300	1.80	7,500	$1.300
$1.386	60,000	$1.386	2.50	30,000	$1.386
$1.666	10,000	$1.666	2.59	5,000	$1.666
Total	5,484,970	$0.742	1.95	4,713,720	$0.718

Compensation related to stock-based compensation was $126,581 and $169,922, respectively, for the three months ended March 31, 2020 and 2019.

Note 15 – Subsequent Events

Common Stock Issuances

The Company made the following issuances of common stock subsequent to March 31, 2020:

●	10,500,000 common shares for the conversion of $100,000 of principal on convertible debentures.

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

Our active subsidiaries as of March 31, 2020, are as follows:

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020, compared to Three Months Ended March 31, 2019

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

Revenues

For the three months ended March 31, 2020, we generated revenues of $867,814 compared to $735,179 for the three months ended March 31, 2019, an increase of $132,635 or approximately 18%. The increase was due primarily to increased testing sales in Oregon and California.

Gross Profit

For the three months ended March 31, 2020, the gross loss was $(152,632) compared to a gross loss of $(421,863) for the three months ended March 31, 2019 an increase of $269,231. The reduced losses was primarily attributed to increased sales in Oregon and decreased operating costs across all labs.

Operating Expenses

For the three months ended March 31, 2020, total operating expenses were $1,446,465 compared to $1,262,778 for the three months ended March 31, 2019, an increase of $183,697. The increase is primarily attributed to increase in sales, general and administrative expenses.

Other (Expense)

For the three months ended March 31, 2020, other expense, net was $1,383,589, compared to other expense, net of $2,135,116 for the three months ended March 31, 2019. The decrease in other income, net of $751,527 was primarily attributable to a decrease in the change in the fair market value of derivative liabilities of $1,215,039, offset by increased cost of debt discount amortization.

Net Loss

Net loss during the three months ended March 31, 2020, was $2,982,686, compared to a net loss of $3,820,370 during the three months ended March 31, 2019. The reduction of $837,684 in net loss is the result of an increase in gross margin and a reduction in other expenses, net.

Liquidity and Capital Resources

During the six months ended March 2020, the Company used $698,030 in cash from operating activities compared to cash used in operating activities of $1,078,049 for the six months ended March 31, 2019. The improvement of $535,401 is primarily attributable to a reduction in operating losses in 2019.

During the six months ended March 31, 2020, the Company used $44,674 in investing activities compared to $580,075 used in investing activities during the same period ended March 31, 2019. The reduction of $535,401 is attributable to a decrease in the purchase of fixed assets

During the six months ended March 31, 2020, net cash from financing activities was $648,477 compared to $1,631,419 during the same six month period ended March 31, 2019. The decrease in the 2019 period is primarily attributable a decrease in proceeds from the issuance of common stock, convertible debentures, and convertible notes, while the company increased its repayments of capital leases and loans.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in Internal Controls over financial reporting during the three months ended March 31, 2020. Upon hiring additional financial staff, EVIO will prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review, and submit SEC filings in a timely manner.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended March 31, 2020, which was not previously disclosed in our filings during that period.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 9, 2020.

EVIO, INC.

By:	/s/ William Waldrop
William Waldrop
Chief Executive Officer, Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on September 9, 2020.

By:	/s/ William Waldrop
William Waldrop
Director & Principal Executive Officer

By:	/s/ Lori Glauser
Lori Glauser
Director

