Form 10-Q
period 2020-06-30
EVIO, INC.
filed 2020-09-09
CIK 715788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of September 4, 2020 there were 89,142,473 shares of common stock outstanding.

EVIO, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I — FINANCIAL INFORMATION

EVIO, INC.

Consolidated Balance Sheets (Unaudited)

	June 30,	September 30,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$71,396	$110,325
Accounts receivable, net	110,786	133,022
Prepaid expenses	105,039	190,460
Other current assets	44,766	9,689
Note receivable, current portion	538,904	538,904
Total current assets	870,891	982,400
Right of use assets	1,832,856	2,543,976
Capital assets, net	1,116,734	1,383,828
Land	212,550	212,550
Property and equipment, net	2,643,460	3,080,426
Security deposits	176,650	178,918
Prepaid expenses, net	-	4,061
Total assets	$6,853,141	$8,386,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,443,243	$3,811,237
Client deposits	42,022	108,418
Interest payable	1,693,136	1,387,642
Capital lease obligation, current	902,894	957,673
Derivative liability	2,134,395	2,545,735
Convertible notes payable, net of discounts	3,721,712	3,695,484
Loans payable, net of discounts, current	788,006	762,476
Total current liabilities	13,725,408	13,268,665
Convertible debentures, net of loan discounts	3,694,043	1,734,890
Lease liabilities	1,886,722	2,594,726
Capital lease obligation, net	121,729	381,786
Loans payable, net	702,578	657,603
Loans payable, related party, net	1,417,793	1,560,849
Total liabilities	21,548,273	20,198,519

Commitments and contingencies	-	-

Stockholders’ Equity:
Series B convertible preferred stock, $0.0001 par value. 5,000,000 authorized; 5,000,000 shares issued and outstanding at June 30, 2020 and September 30, 2019, respectively	500	500
Series C convertible preferred stock, $0.0001 par value. 500,000 authorized; 500,000 shares issued and outstanding at June 30, 2020 and September 30, 2019, respectively	50	50
Series D convertible preferred stock, $0.0001 par value. 1,000,000 authorized; 349,500 and 349,500 shares issued and outstanding at June 30, 2020 and September 30, 2019, respectively	34	34
Common stock, $0.0001 par value. 1,000,000,000 authorized; 94,217,473 and 29,314,419 shares issued and outstanding at June 30, 2020 and September 30, 2019, respectively	9,422	2,931
Stock subscriptions receivable	-	-
Additional paid-in capital	30,001,524	26,498,076
Retained earnings (accumulated deficit)	(44,391,942)	(37,775,183)
Accumulated other comprehensive income	(328,036)	(353,090)
Total stockholders’ equity	(14,708,448)	(11,626,682)
Noncontrolling interest	13,317	(185,678)
Total equity	(14,695,131)	(11,812,360)
Total liabilities and equity	$6,853,142	$8,386,159

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,
	2020	2019

Revenues
Testing revenue	$603,192	$1,098,310
Consulting revenue	-	3,000
Total revenues	603,192	1,101,310

Cost of revenue
Testing services	455,497	823,540
Consulting services	(1,824)	-
Depreciation and amortization	289,594	289,523
Total cost of revenue	743,267	1,113,063

Gross margin	(140,075)	(11,753)

Operating expenses:
Selling, general and administrative	147,873	1,504,539
Depreciation and amortization	17,907	62,291
Total operating expenses	165,780	1,566,830

Income (loss) from operations	(305,855)	(1,578,583)

Other income (expense)
Interest income (expense), net	(960,485)	(592,089)
Other income (expense)	(359,805)	(178,549)
Gain (loss) on settlement of debt	-	-
Impairment charge	-	-
Gain (loss) on change in fair market value of derivative liabilities	224,783	981,421
Total other income (expense)	(1,095,507)	210,783
Income (loss) before income taxes	(1,401,362)	(1,367,800)

Provision for income taxes (benefit)	-	2,735

Net income (loss)	(1,401,362)	(1,370,535)
Net income (loss) attributable to noncontrolling interest	(51,954)	(49,257)
Net income (loss) attributable to EVIO, Inc. shareholders	$(1,349,408)	$(1,321,278)

Basic and diluted earnings (loss) per common share	$(0.03)	$(0.05)

Weighted-average number of common shares outstanding:
Basic and diluted	49,561,707	25,366,021

Comprehensive loss:
Net income (loss)	$(1,401,362)	$(1,370,535)
Foreign currency translation adjustment	26,282	64,261
Comprehensive income (loss)	$(1,375,080)	$(1,306,274)

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,	Nine Months Ended June 30,
	2020	2019
Cash flows from operating activities of continuing operations:
Net income (loss)	$(6,688,377)	$(7,842,302)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	2,875,551	2,241,279
Common stock issued in exchange for fees and services	333,830	342,910
Default penalties and other covenant adjustments on convertible debentures	62,500
Deferred taxes	-	-
Depreciation and amortization	819,099	1,080,100
Impairment of goodwill and long lived assets	375,614	-
Loss on disposal of assets	2,979	64,095
Loss on settlement of accounts payable	-	-
Loss on settlement of debt	10,000	-
Provision for doubtful accounts	25,873	49,835
Provision for excess or obsolete inventory	-	-
Stock based compensation	903,683	576,124
Unrealized (gain) loss on derivative liability	(450,580)	(424,774)
Changes in operating assets and liabilities:
Accounts receivable	(7,944)	(144,052)
Prepaid expenses	89,483	(74,605)
Other current assets	(35,115)	89,842
Security deposits	1,775	(35,646)
Operating lease right of use assets	3,116	49,541
Other assets	-	-
Accounts payable and accrued liabilities	471,812	1,281,150
Customer deposits and deferred revenues	(66,397)	(206,113)
Deposits, related party	-	-
Income taxes payable	-	-
Interest payable	515,321	595,752
Net cash provided by (used in) operating activities	(757,777)	(2,356,864)

Cash flows from investing activities:
Cash consideration for acquisition of business	-	-
Notes receivable	-	761,096
Purchase of fixed assets	(39,206)	(853,644)
Purchase of intangible assets	-	-
Net cash provided by (used in) financing activities	(39,206)	(92,548)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	-	-
Proceeds from issuance of common stock, net of issuance costs	-	592,000
Proceeds from exercise of common stock purchase warrants, net of issuance costs	-	-
Proceeds from issuance of convertible debentures	-	374,000
Proceeds from issuance of convertible notes, net of issuance costs	1,055,102	1,078,732
Proceeds from loans payable	-	2,718
Proceeds from related party advances	80,431	144,193
Repayments of capital leases	(294,727)	274,553
Repayments of convertible debentures	-	-
Repayments of loans payable	(34,920)	(30,476)
Repayments of related party loans payable	(71,063)	(11,906)
Net cash provided by (used in) financing activities	734,823	2,423,814

Effect of exchange rates on cash and cash equivalents	23,232	4,927
Net increase (decrease) in cash and cash equivalents	(38,928)	(20,671)
Cash and cash equivalents at beginning of period	110,325	81,735
Cash and cash equivalents at end of period	$71,397	$61,064

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and accrued interest into common stock	$1,828,842	$708,089
Reclassification of derivative liability to additional paid in capital	$-	$-
Settlement of account payable for common stock	$6,000	$-
Common stock issued for settlement of note payable	$-	$15,000
Common stock issued for settlement of related party note payable	$-	$-
Common stock issued for subscription receivable	$-	$-
Conversion of Series D Preferred stock to common stock	$-	$364,462
Debt discount recorded on convertible notes and debentures payable upon initial measurement of derivative liability	$39,241	$846,985
Debt discounts recorded for beneficial conversion features on convertible debentures and notes payable	$260,083	$-
Debt discounts recorded for original issue discounts on convertible debentures	$-
Vehicles financed through notes payable	$105,424	$-
Equipment financed through capital leases	$-	$322,383
Issuance of convertible notes payable and other obligations in connection with the acquisition of a business	$-	$-
Sale and assumption of note payable and accrued interest	$-	$556,658

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

												Accumulated
	Series B		Series C		Series D				Stock	Additional		Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Subscriptions	Paid-in	Retained	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Receivable	Capital	Earnings	Income	Equity	Interest	Equity

Balance, March 31, 2019	5,000,000	$500	500,000	$50	552,500	$55	16,068,505	$1,606	$-	$12,925,709	$(10,258,765)	$-	$2,669,155	$545,328	$3,214,483

Net income (loss)	-	-	-	-	-	-	-	-	-	-	(3,199,989)	-	(3,199,989)	(257,101)	(3,457,090)
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	(317,132)	(317,132)	-	(317,132)
Issuance of common stock in connection with the conversion of
Series D preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with sales made under
private offerings	-	-	-	-	-	-	1,291,392	129	-	1,533,372	-	-	1,533,501	-	1,533,501
Issuance of common stock in connection with the exercise of
common stock purchase warrants	-	-	-	-	-	-	13,333	1	-	7,998	-	-	7,999	-	7,999
Issuance of common stock as compensation to employees, officers
and/or directors	-	-	-	-	-	-	140,000	14	-	272,548	-	-	272,562	-	272,562
Issuance of common stock in exchange for consulting, professional
and other services provided	-	-	-	-	-	-	15,000	2	-	10,805	-	-	10,807	-	10,807
Issuance of common stock in satisfaction of debt issuances costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the settlement
of accounts payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the settlement
of notes payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion
of loans payable	-	-	-	-	-	-	2,121,233	212	-	1,493,573	-	-	1,493,785	-	1,493,785
Issuance of common stock in connection with the conversion
of debentures	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion
of related party notes payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion
of interest payable	-	-	-	-	-	-	70,440	7	-	48,096	-	-	48,103	-	48,103
Common stock options issued under employee equity incentive plan	-	-	-	-	-	-	-	-	-	321,898	-	-	321,898	-	321,898
Reclassifcation of derivative liability to additional paid-in capital	-	-	-	-	-	-	-	-	-	1,459,658	-	-	1,459,658	-	1,459,658
Recognition of beneficial conversion features related to
convertible debt instruments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Acquisition of equity interests in subsidiaries	-	-	-	-	-	-	-	-	-	-	-	-	-	1,962,095	1,962,095

Balance, June 30, 2019	5,000,000	$500	500,000	$50	552,500	$55	19,719,903	$1,971	$-	$18,073,657	$(13,458,754)	$(317,132)	$4,300,347	$2,250,322	$6,550,669

												Accumulated
									Additional	Additional		Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Paid-in	Retained	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Capital	Earnings	Income	Equity	Interest	Equity

Balance, March 31, 2020	5,000,000	$500	500,000	$50	339,500	$34	78,717,473	$7,872	$-	$29,695,137	$(43,042,534)	$(348,167)	$(13,687,108)	$(205,342)	$(13,892,450)

Net income (loss)	-	-	-	-	-	-	-	-	-	-	(1,349,408)	-	(1,349,408)	(51,954)	(1,401,362)
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	20,131	20,131	-	20,131
Issuance of common stock in connection with the conversion of
Series D preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with sales made under
private offerings	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with stock subscriptions
received under private offerings	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the exercise of
common stock purchase warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock as compensation to employees, officers
and/or directors	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in exchange for consulting, professional
and other services provided	-	-	-	-	-	-	500,000	50	-	4,950	-	-	5,000	-	5,000
Issuance of common stock in satisfaction of debt issuances costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the settlement
of accounts payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the settlement
of notes payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion
of loans payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion
of debentures	-	-	-	-	-	-	10,000,000	1,000	-	99,000	-	-	100,000	-	100,000
Issuance of common stock in connection with the conversion
of related party notes payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion
of interest payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock purchase warrants in satisfaction of
debt issuances costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Reclassifcation of derivative liability to additional paid-in capital	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Recognition of beneficial conversion features related to
convertible debt instruments	-	-	-	-	-	-	-	-	-	84,763	-	-	84,763	-	84,763
Stock based compensation related to employee stock options	-	-	-	-	-	-	-	-	-	13,173	-	-	13,173	-	13,173
Acquisition of equity interests in subsidiaries	-	-	-	-	-	-	5,000,000	500	-	104,500	-	-	105,000	270,614	375,614

Balance, June 30, 2020	5,000,000	$500	500,000	$50	339,500	$34	94,217,473	$9,422	$-	$30,001,523	$(44,391,942)	$(328,036)	$(14,708,449)	$13,318	$(14,695,131)

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

											Accumulated
	Series B		Series C		Series D				Additional		Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity	Interest	Equity

Balance, September 30, 2018	5,000,000	$500	500,000	$50	552,500	$55	23,255,411	$2,326	$21,495,621	$(19,226,462)	$(263,985)	$2,008,105	$1,934,634	$3,942,739

Net income (loss)	-	-	-	-	-	-	-	-	-	(18,548,721)	-	(18,548,721)	(2,120,312)	(20,669,033)
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	(89,105)	(89,105)	-	(89,105)
Issuance of common stock in connection with the conversion of
Series D preferred stock	-	-	-	-	(213,000)	(21)	532,500	53	(32)	-	-	-	-	-
Issuance of common stock in connection with sales made under
private offerings	-	-	-	-	-	-	1,415,000	141	591,859	-	-	592,000	-	592,000
Issuance of common stock in connection with stock subscriptions
received under private offerings	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the exercise of
common stock purchase warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock as compensation to employees, officers
and/or directors	-	-	-	-	-	-	287,500	29	397,691	-	-	397,720	-	397,720
Issuance of common stock in exchange for consulting, professional
and other services provided	-	-	-	-	-	-	1,038,017	104	331,047	-	-	331,151	-	331,151
Issuance of common stock in satisfaction of debt issuances costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the settlement
of accounts payable	-	-	-	-	-	-	31,579	3	14,997	-	-	15,000	-	15,000
Issuance of common stock in connection with the settlement
of notes payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion
of loans payable	-	-	-	-	-	-	2,054,887	205	686,995	-	-	687,200	-	687,200
Issuance of common stock in connection with the conversion
of debentures	-	-	-	-	-	-	669,362	67	387,933	-	-	388,000	-	388,000
Issuance of common stock in connection with the conversion
of related party notes payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion
of interest payable	-	-	-	-	-	-	10,163	1	25,109	-	-	25,110	-	25,110
Issuance of common stock purchase warrants in satisfaction of
debt issuances costs	-	-	-	-	-	-	20,000	2	11,758	-	-	11,760	-	11,760
Reclassification of derivative liability to additional paid-in capital	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Recognition of beneficial conversion features related to
convertible debt instruments	-	-	-	-	-	-	-	-	1,844,834	-	-	1,844,834	-	1,844,834
Stock based compensation related to employee stock options	-	-	-	-	-	-	-	-	710,264	-	-	710,264	-	710,264
Acquisition of equity interests in subsidiaries	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Balance, September 30, 2019	5,000,000	$500	500,000	$50	339,500	$34	29,314,419	$2,931	$26,498,076	$(37,775,183)	$(353,090)	$(11,626,682)	$(185,678)	$(11,812,360)

Net income (loss)	-	-	-	-	-	-	-	-	-	(6,616,759)	-	(6,616,759)	(71,618)	(6,688,377)
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	25,054	25,054	-	25,054
Issuance of common stock in connection with the conversion of
Series D preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with sales made under
private offerings	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with stock subscriptions
received under private offerings	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the exercise of
common stock purchase warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock as compensation to employees, officers
and/or directors	-	-	-	-	-	-	7,453,538	745	742,367	-	-	743,112	-	743,112
Issuance of common stock in exchange for consulting, professional
and other services provided	-	-	-	-	-	-	5,775,670	578	333,252	-	-	333,830	-	333,830
Issuance of common stock in satisfaction of debt default penalties	-	-	-	-	-	-	2,285,449	229	62,271	-	-	62,500	-	62,500
Issuance of common stock in connection with the settlement
of accounts payable	-	-	-	-	-	-	26,666	3	5,997	-	-	6,000	-	6,000
Issuance of common stock in connection with the settlement
of a legal matter	-	-	-	-	-	-	144,928	14	9,986	-	-	10,000	-	10,000
Issuance of common stock in connection with the settlement
of notes payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion
of loans payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion
of debentures	-	-	-	-	-	-	39,606,438	3,961	1,615,424	-	-	1,619,385	-	1,619,385
Issuance of common stock in connection with the conversion
of related party notes payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the conversion
of interest payable	-	-	-	-	-	-	4,610,365	461	208,996	-	-	209,457	-	209,457
Issuance of common stock purchase warrants in satisfaction of
debt issuances costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Reclassification of derivative liability to additional paid-in capital	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Recognition of beneficial conversion features related to
convertible debt instruments	-	-	-	-	-	-	-	-	260,083	-	-	260,083	-	260,083
Stock based compensation related to employee stock options	-	-	-	-	-	-	-	-	160,571	-	-	160,571	-	160,571
Acquisition of equity interests in subsidiaries	-	-	-	-	-	-	5,000,000	500	104,500	-	-	105,000	270,614	375,614

Balance, March 31, 2020	5,000,000	$500	500,000	$50	339,500	$34	94,217,473	$9,422	$30,001,523	$(44,391,942)	$(328,036)	$(14,708,449)	$13,318	$(14,695,131)

The accompanying notes are an integral part of the consolidated financial statements.

EVIO, INC.

Notes To Unaudited Consolidated Financial Statements

For The Three Month Periods Ended June 30, 2020, and 2019

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

On May 29, 2020, the Company entered into a Membership Interest Purchase Agreement with Green Analytics to sell 100% of Viridis Analytics, MA, subject to permission of the Massachusetts Cannabis Control Commission.

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in United States dollars. For the three months ended June 30, 2020, and 2019, and the year ended September 30, 2019, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at their original invoice amounts. We regularly review collectability and establish an allowance for uncollectible amounts as necessary based on our experience with historical collectability. Management recognized an allowance for uncollectible amounts, of $170,666 and $215,593 for the periods ended June 30, 2020, and September 30, 2019, respectively.

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

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. There were 94,142,473 and 26,160,911 potentially dilutive common shares outstanding as of June 30, 2020 and 2019, respectively. Because of the net losses incurred during the three months ended June 30, 2020, and 2019, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from the diluted loss per share calculations.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on June 30, 2020:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$2,134,395	$2,134,395

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

As a result of the adoption of ASC 842, certain real estate and equipment operating leases have been recorded on the balance sheet with a lease liability and right-of-use asset (“ROU”). Application of this standard resulted in the recognition of ROU assets of $1,832,856, net of accumulated amortization, and a corresponding lease liability of $1,886,722. Accounting for finance leases is substantially unchanged.

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

Amortization of lease assets is included in general and administrative expenses. The future minimum lease payments of lease liabilities as of June 30, 2020, are as follows:

For the years ended September 30,	Operating Leases	Financing Leases
2020	972,244	430,591
2021	697,436	514,152
2022	549,390	183,020
2023	347,745	206,674
2024 and thereafter	27,911	5,022
Total lease payments	2,594,726	1,339,450
Less: Payments Made	(708,004)	(307,783)
Total Lease Liabilities	$1,886,722	1,031,667

Note 5 – INTANGIBLE ASSETS

The Company’s intangible assets consist of customer lists, testing licenses, favorable leases, and websites. The components of intangible assets as of June 30, 2020, and September 30, 2019 consist of:

	June 30, 2020	September 30, 2019
Customer list	$-	$854,014
License	-	503,000
Favorable lease	-	3,100
Domains & Websites	-	49,516
Non-compete agreements	-	182,388
Assembled Workforce	-	50,750
Intellectual Property	-	342,610
Total	-	1,977,661
Accumulated amortization	-	(1,977,661)
Net value	$-	$-

The Company had fully amortized all intangible assets during the fiscal year ended September 30, 2019.

Note 6 – Concentration of Credit Risk

Instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits, notes receivable and accounts receivable. As of June 30, 2020, the Company did not hold cash at any financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation (“FDIC”) of up to $250,000.

As of June 30, 2020, the Company had total accounts receivable net of allowances of $146,443. Five clients comprised a total of 21% of this balance as follows:

	Balance	Percent of Total
Customer 1	$20,321	6%
Customer 2	14,923	5%
Customer 3	12,000	4%
Customer 4	11,955	3%
Customer 5	11,284	3%
All others	250,945	79%
Total	317,108	100%
Allowance for doubtful accounts	(170,666)
Net accounts receivable	$146,443

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets and the modified accelerated cost recovery system for federal income tax purposes. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Building	39 years
Laboratory and Computer Equipment	5 years
Furniture and Fixtures	7 years
Software	3 years
Domains	15 years

The Company’s property and equipment consisted of the following as of June 30, 2020, and September 30, 2019:

	June 30, 2020		September 30, 2019
Assets Not-In-Service	$		$-
Capital Assets		1,786,949	1,800,347
Land		212,550	212,550
Buildings & Real Estate		941,857	941,857
Furniture and Equipment		152,933	152,933
Laboratory Equipment		2,223,244	2,188,828
Software		82,899	78,996
Computers		31,939
Leasehold Improvements		696,325	697,333
Vehicles		183,589	83,915
Total		6,312,285	6,188,777
Accumulated depreciation		(2,339,541)	(1,511,973)
Net value		$3,972,744	$4,676,804

Note 8 – Related Party Transactions

During the periods ended June 30, 2020 and September 30, 2019 the Company received loans from its Chief Operating Officer totaling $40,014 and $194,820, respectively, and made repayments totaling $0 and $1,040, respectively. There was $181,676 and $143,780 due as of June 30, 2020, and September 30, 2019, respectively, and are included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties. The loans carry a 0% interest rate and are due on demand.

During the periods ended June 30, 2020 and September 30, 2019 the Company received loans from its Chief Executive Officer totaling $14,000 and $75,000, respectively, and made repayments totaling $5,750 and $19,200, respectively. There was $64,050 and $55,800 due as of June 30, 2020, and September 30, 2019, respectively, and are included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties. The loans carry a 0% interest rate and are due on demand.

During the periods ended June 30, 2020, and September 30, 2019, the Company made payments to Sara Lausmann, associated with the asset purchase of Oregon Analytical Services, LLC, totaling $2,000 and $0, respectively. There was $566,289 and $568,299 of principal due as of June 30, 2020 and September 30, 2019, respectively. The note carries interest at a rate of 5% per annum and had accrued interest totaling $122,095 and $107,899 due as of June 30, 2020, and September 30, 2019, respectively.

During the periods ended June 30, 2020, and September 30, 2019, the Company made payments to Anthony Smith, our Chief Science Officer, associated with the purchase of 80% of Smith Scientific Industries, totaling $63,662 and $55,090, respectively. There was $117,247 and $180,910 of principal due as of June 30, 2020 and September 31, 2019, respectively. The note carries interest at a rate of 5% per annum and had accrued interest totaling $43,290 and $41,600 due as of June 30, 2020, and September 30, 2019, respectively.

During the periods ended June 30, 2020, and September 30, 2019, the Company made repayments to Henry Grimmett, prior Company Director (retired April 2018), on an outstanding loan from member assumed by the Company, totaling a note payable of Greenhaus Analytical Services, LLC, totaling $0 and $3,859, respectively. There was $113,554 and $113,554 of principal due as of June 30, 2020 and September 30, 2019, respectively. The note bears interest at 0% per annum and requires repayments of $25,000 quarterly.

During the periods ended June 30, 2020, and September 30, 2019, the Company made no payments to Henry Grimmett, prior Company Director (retired April 2018), associated with the acquisition of Greenhaus Analytical Services, LLC. The Company entered into a $340,000 note payable as part of its acquisition of Greenhaus Analytical Services, LLC. The note carries interest at a rate of 6% per annum and matures on October 16, 2020. During the quarter ended June 30, 2020, a third party purchased the remaining balance of the $170,000 note. During the year ended September 30, 2019, a third party purchased $170,000 of the note from Henry Grimmett, refer to Note 10, Convertible Notes; Noteholder 14. There was $0 and $170,000 of principal due as of June 30, 2020 and September 30, 2019, respectively. Unamortized debt discount of $0 and $25,563 as of June 30, 2020 and September 30, 2019, respectively and $0 and $59,412 of accrued interest due as of June 30, 2020 and September 30, 2019, respectively.

During the periods ended June 30, 2020 and September 30, 2019, the Company received loans from a related party associate with Keystone Labs totaling $30,796 and $191,515, respectively, and made repayments totaling $19,248 and $9,034, respectively. There was $355,070 and $354,050 due as of June 30, 2020 and September 30, 2019, respectively. Amounts have been adjusted for USD. The advances are non-interest bearing and due on demand and is included in the accompanying consolidated balance sheets as a current portion of notes payable to related parties.

Note 9 – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

The Company has -0- shares of Series A Convertible Stock issued and outstanding as of June 30, 2020, and September 30, 2019.

Series B Convertible Preferred Stock

The Company designated 5,000,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) with a par value of $0.0001 per share. The Company has 5,000,000 shares of Series B Convertible Stock issued and outstanding as of June 30, 2020, and September 30, 2019. These shares converted to common stock at a rate of 1 common share per each share of Series B Convertible Preferred Stock.

Series C Convertible Preferred Stock

The Company designated 500,000 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) with a par value of $0.0001 per share. There were 500,000 shares of Series C Convertible Stock issued and outstanding as of June 30, 2020, and September 30, 2019. These shares converted to common stock at a rate of 5 common shares per each share of Series C Convertible Preferred Stock.

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

There were 349,500 shares of Series D Convertible Stock issued and outstanding as of June 30, 2020, and September 30, 2019, respectively.

Common Stock

During the three months ended June 30, 2020, the Company issued the following common shares:

Number of Shares issued	Description	$ Value
500,000	Issuance of shares in exchange for consulting, professional and services	5,000
5,000,000	Shares issued for acquisition of equity interests in subsidiaries	105,000
10,000,000	Issuance of shares in connection with the conversion of debentures	100,000

Total 15,500,000		$210,000

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

There were 94,217,473 and 29,314,419 shares of common stock issued and outstanding at June 30, 2020, and September 30, 2019

Note 10 – LOANS PAYABLE

The Company had the following loans payable outstanding as of June 30, 2020, and September 30, 2019:

	June 30, 2020	September 30, 2019

On March 16, 2018, the Company executed notes payable for the purchase of three vehicles. The notes carry interest at 6.637% annually and mature on March 31, 2023.	38,269	47,551

On June 28, 2018, the Company executed a note payable for $650,000 for the purchase of the building at 14775 SW 74th Ave, Tigard, OR. The note carries interest at 8% annually and is due on June 28, 2021.	603,470	622,523

On July 5, 2018, the Company executed a note payable for $750,000 for the asset purchase of MRX Labs. The note carries interest at 8% annually and is due on January 5, 2019. (This note is in default as of 7/5/2019, which resulted in a 5% penalty on outstanding amount.)	750,000	750,000

On October 20, 2019, the Company executed notes payable for the purchase of four vehicles. The notes carry interest at 5.990% annually and mature on December 31, 2023.	98,844	-
Total loans payable	1,490,583	1,420,079
Less: current portion of loans payable	788,006	762,476

Long-term portion of loans payable	$702,577	$657,603

As of June 30, 2020 and September 30, 2019, the Company accrued interest of $119,342 and $74,301 respectively

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

The following table summarizes all convertible notes outstanding as of June 30, 2020:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest

Noteholder #1	04/24/18	04/24/19	500,000	-	500,000	-
Noteholder #2	07/01/19	09/30/19	675,930	-	675,930	61,154
Noteholder #3	08/01/18	01/01/19	396,000	-	396,000	100,253
Noteholder #3	10/02/18	01/01/19	264,000	-	264,000	53,846
Noteholder #5	09/17/18	09/17/19	-	-	-	10,260
Noteholder #6	11/15/18	11/15/19	-	-	-	15,564
Noteholder #6	02/04/19	02/04/20	230,000	-	230,000	26,938
Noteholder #6	08/08/19	08/08/20	33,092	(1,282)	31,810	2,372
Noteholder #6	11/04/19	11/04/20	33,516	(11,630)	21,886	1,756
Noteholder #6	12/23/19	12/23/20	137,375	(66,060)	71,315	5,721
Noteholder #6	01/21/20	02/21/21	52,500	(2,500)	50,000	2,532
Noteholder #6	02/04/20	02/04/20	265,637	-	265,637	14,774
Noteholder #7	12/27/18	12/27/19	20,000	-	20,000	3,695
Noteholder #7	02/05/19	02/05/20	131,250	-	131,250	14,613
Noteholder #7	02/11/19	02/11/20	131,250	-	131,250	14,325
Noteholder #7	03/15/19	03/15/20	70,913	-	70,913	7,352
Noteholder #7	08/08/19	08/08/20	33,092	(1,282)	31,810	2,372
Noteholder #7	11/04/19	11/04/20	33,516	(11,630)	21,886	1,756
Noteholder #7	01/03/20	01/03/21	137,375		137,375	5,480
Noteholder #7	01/21/20	02/22/21	52,500	(2,500)	50,000	2,532
Noteholder #7	02/04/20	02/04/20	265,637	-	265,637	14,774
Noteholder #10	03/15/19	03/15/20	70,913	-	70,913	7,352
Noteholder #11	08/30/19	05/30/20	110,000		110,000	7,353
Noteholder #11	04/30/20	04/03/21	66,000	(41,900)	24,100	1,591
Noteholder #12	01/15/20	04/14/21	100,000	0	100,000	1,372
Noteholder #13	01/24/20	01/23/21	50,000		50,000	-

			$3,860,496	$(138,784)	$3,721,712	$379,737

The following table summarizes all convertible notes outstanding as of September 30, 2019:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value	Accrued Interest

Noteholder #1	04/24/18	04/24/19	500,000	-	500,000	-
Noteholder #2	07/01/19	09/30/19	825,930	-	825,930	18,983
Noteholder #3	08/01/18	01/01/19	396,000	-	396,000	76,471
Noteholder #3	10/02/18	01/01/19	264,000	-	264,000	40,634
Noteholder #4	09/06/18	09/06/19	145,000	-	145,000	15,575
Noteholder #5	09/17/18	09/17/19	82,500	-	82,500	8,586
Noteholder #6	11/15/18	11/15/19	222,600	(28,054)	194,546	15,564
Noteholder #6	01/14/19	01/14/20	131,250	(46,027)	85,223	7,364
Noteholder #6	02/04/19	02/04/20	265,000	(92,205)	172,795	13,824
Noteholder #6	03/15/19	03/15/20	70,913	-	70,913	3,093
Noteholder #6	08/08/19	08/08/20	33,092	(10,291)	22,801	384
Noteholder #7	12/27/18	12/27/19	105,000	(25,603)	79,397	18,204
Noteholder #7	02/05/19	02/05/20	131,250	(48,185)	83,065	6,616
Noteholder #7	03/15/19	03/15/20	70,913	-	70,913	3,093
Noteholder #7	08/08/19	08/08/20	33,092	(10,291)	22,801	384
Noteholder #8	02/08/19	02/08/20	783,724	(208,357)	575,367	89,627
Noteholder #9	03/15/19	03/15/20	70,913	-	70,913	3,093
Noteholder #10	03/15/19	03/15/20	70,913	-	70,913	3,093
Noteholder #11	08/29/19	05/29/20	100,000	(150,146)	(50,146)	964
Noteholder #11	08/30/19	05/30/20	110,000	(97,555)	12,445	747

			$4,412,090	$(716,714)	$3,695,376	$326,145

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

On July 1, 2019, the two previous notes were replaced for the aggregate principal amount of $825,890. This included a default penalty of $150,000 for non-payment of the prior two notes. The note, together with accrued interest at the annual rate of 8%, is due on September 30, 2019. The note is convertible into common stock of the Company at the option of the noteholder at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $675,930 of principal and $61,154 of accrued interest on June 30, 2020.

Noteholder #3

On August 1, 2018, the Company sold and issued a convertible promissory note to an unrelated party for the principal amount of $330,000 of which $30,000 was an original issue discount resulting in cash proceeds to the Company of $300,000 pursuant to the terms of a securities purchase agreement. The note, together with accrued interest at the annual rate of 8%, was due on October 1, 2018. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time the lower of a conversion price of $0.50 per share or at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. On September 30, 2019, a fee for payment default of $66,000 was added to the principal. There was $396,000 of principal and $100,253 of accrued interest due on June 30, 2020.

On October 2, 2018, the Company sold and issued a convertible promissory note to an unrelated party for the principal amount of $220,000 of which $20,000 was an original issue discount resulting in cash proceeds to the Company of $200,000 pursuant to the terms of a securities purchase agreement. The note, together with accrued interest at the annual rate of 8%, is due on January 1, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at a conversion price of $0.50 per share or a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. On September 30, 2019, a fee for payment default of $44,000 was added to the principal. There was $264,000 of principal and $53,846 of accrued interest on June 30, 2020.

Noteholder #4

On September 6, 2018, the Company sold and issued a convertible promissory note to an unrelated party for the principal amount of $125,000 of which $15,000 was an original issue discount resulting in cash proceeds to the Company of $110,000 pursuant to the terms of a securities purchase agreement. The note, together with accrued interest at the annual rate of 10%, was due on September 6, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at the lower of a conversion price of $0.50 per share or at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. On July 5, 2019, a fee for payment default of $20,000 was added to the principal. There was no note principal or accrued interest due on June 30, 2020.

Noteholder #5

On September 6, 2018, the Company sold and issued a convertible promissory note to an unrelated party for the principal amount of $62,500 of which $6,250 was an original issue discount resulting in cash proceeds to the Company of $56,250 pursuant to the terms of a securities purchase agreement. The note, together with accrued interest at the annual rate of 10%, is due on September 6, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at the lower of a conversion price of $0.50 per share or at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. On July 5, 2019, a fee for payment default of $20,000 was added to the principal. There was $0 of principal and $10,260 of accrued interest due on June 30, 2020.

Noteholder #6

On November 15, 2018, the Company sold and issued a convertible promissory note to an unrelated party for the principal amount of $222,600 of which $12,600 was an original issue discount resulting in cash proceeds to the Company of $210,000 pursuant to the terms of a securities purchase agreement. The note, together with accrued interest at the annual rate of 8%, is due on November 15, 2019. The principal amount of the note and any accrued interest thereon are convertible at the option of the holder into common shares of the Company at any time at the lower of a conversion price of $0.50 per share or at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $0 of principal and $15,564 of accrued interest due on June 30, 2020.

On February 4, 2019, the Company entered into a convertible note payable with an unrelated party for $265,000 of which $15,000 was an original issue discount and $10,000 in third party fees resulting in net cash proceeds to the Company of $240,000. The convertible note payable carries interest at a rate of 8% per annum, is due on February 4, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $230,000 of principal and $26,938 accrued interest due on June 30, 2020.

On August 8, 2019, the Company entered into a convertible note agreement with an unrelated party for $33,092 of which $1,576 in third party fees resulting in net cash proceeds to the Company of $31,516. The convertible note payable carries interest at a rate of 8% per annum, is due on August 8, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $33,092 of principal and $2,372 of accrued interest due on June 30, 2020.

On November 4, 2019, the Company entered into a convertible note agreement with an unrelated party for $33,516 of which $2,000 in third party fees resulting in net cash proceeds to the Company of $31,516. The convertible note payable carries interest at a rate of 8% per annum, is due on November 4, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $33,092 of principal and $1,756 of accrued interest due on June 30, 2020.

On December 23, 2019, the Company entered into a convertible note agreement with an unrelated party for $137,375 of which $16,375 in third party fees resulting in net cash proceeds to the Company of $121,000. The convertible note payable carries interest at a rate of 8% per annum, is due on December 23, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $137,375 of principal and $5,721 of accrued interest due on June 30, 2020.

On January 21, 2020, the Company entered into a convertible note agreement with an unrelated party for $52,500 of which $2,500 in third party fees resulting in net cash proceeds to the Company of $50,000. The convertible note payable carries interest at a rate of 8% per annum, is due on January 21, 2021, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $52,500 of principal and $2,532 of accrued interest due on June 30, 2020.

On February 4, 2020, the Company entered into an exchange agreement with an unrelated party for $265,637, of which the loan payable to Noteholder 8, dated February 8, 2019, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum is due on February 8, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $265,637 of principal and $14,774 of accrued interest due on June 30, 2020.

Noteholder #7

On December 27, 2018, the Company sold and issued a Convertible Promissory to an unrelated party for the principal amount of $105,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on December 27, 2019, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $20,000 of principal and $3,695 of accrued interest due on June 30, 2020.

On February 5, 2019, the Company entered into a convertible note payable with an unrelated party for $131,250 of which included $6,250 in third party fees resulting in net cash proceeds to the Company of $125,000. The convertible note payable carries interest at a rate of 8% per annum, is due on February 5, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $131,250 of principal and $14,613 of accrued interest due on June 30, 2020.

On February 11, 2019, the Company entered into a convertible note payable with an unrelated party for $131,250 of which included $6,250 in third party fees resulting in net cash proceeds to the Company of $125,000. The convertible note payable carries interest at a rate of 8% per annum, is due on January 14, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $131,250 of principal and $14,325 of accrued interest due on June 30, 2020.

On March 15, 2019, the Company entered into an exchange agreement with an unrelated party for $70,913, of which the loan payable to Noteholder 2, dated July 2, 2018, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum is due on March 15, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $70,913 of principal and $7,352 of accrued interest due on June 30, 2020.

On August 8, 2019, the Company entered into a convertible note agreement with an unrelated party for $33,092 of which $1,576 in third party fees resulting in net cash proceeds to the Company of $31,516. The convertible note payable carries interest at a rate of 8% per annum, is due on August 8, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $33,092 of principal and $2,372 of accrued interest due on June 30, 2020.

On November 4, 2019, the Company entered into a convertible note agreement with an unrelated party for $33,516 of which $2,000 in third party fees resulting in net cash proceeds to the Company of $31,516. The convertible note payable carries interest at a rate of 8% per annum, is due on November 4, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $33,092 of principal and $1,756 of accrued interest due on June 30, 2020.

On January 3, 2020, the Company entered into a convertible note agreement with an unrelated party for $137,375 of which $16,375 in third party fees resulting in net cash proceeds to the Company of $121,000. The convertible note payable carries interest at a rate of 8% per annum, is due on December 23, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $137,375 of principal and $5,480 of accrued interest due on June 30, 2020.

On January 21, 2020, the Company entered into a convertible note agreement with an unrelated party for $52,500 of which $2,500 in third party fees resulting in net cash proceeds to the Company of $50,000. The convertible note payable carries interest at a rate of 8% per annum, is due on January 21, 2021, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $52,500 of principal and $2,532 of accrued interest due on June 30, 2020.

On February 4, 2020, the Company entered into an exchange agreement with an unrelated party for $265,637, of which the loan payable to Noteholder 8, dated February 8, 2019, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum is due on February 8, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $265,637 of principal and $14,774 of accrued interest due on June 30, 2020.

Noteholder #8

On February 8, 2019, the Company entered into an exchange agreement with an unrelated party for $580,537, of which the loan payable to Palliatech, dated September 1, 2017, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 10% per annum, with one-year interest guaranteed, is due on February 8, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 30% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. A principal non-pay default was applied in the amount of $203,188. This remaining balance of this note was purchased by Noteholder 6 & 7, on February 4, 2020. There was no note principal or accrued interest due on June 30, 2020.

Noteholder #9

On March 15, 2019, the Company entered into an exchange agreement with an unrelated party for $70,913, of which the loan payable to Noteholder 2, dated July 2, 2018, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum is due on March 15, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was no note principal or accrued interest due on June 30, 2020.

Noteholder #10

On March 15, 2019, the Company entered into an exchange agreement with an unrelated party for $70,913, of which the loan payable to Noteholder 2, dated July 2, 2018, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum is due on March 15, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $70,913 of principal and $7,352 of accrued interest due on June 30, 2020.

Noteholder #11

On August 30, 2019, the Company entered into a convertible note payable with an unrelated party for $110,000 which included $10,000 original issue discount resulting in net cash proceeds to the Company of $100,000. The convertible note payable carries interest at a rate of 8% per annum, is due on May 30, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $110,000 of principal and $7,353 of accrued interest due on June 30, 2020.

On August 29, 2019, the Company entered into an exchange agreement with an unrelated party for $170,000, of which the loan payable to Henry Grimmett, dated October 16, 2016, outstanding and principal would be assumed by the new note holder. The new convertible note payable carries an interest rate of 8% per annum, is due on May 29, 2020, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $100,000 principal and $0 of accrued interest due on June 30, 2020.

On April 3, 2020, the Company entered into a convertible note payable with an unrelated party for $66,000 which included $6,000 original issue discount resulting in net cash proceeds to the Company of $60,000. The convertible note payable carries interest at a rate of 10% per annum, is due on April 3, 2021, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 35% discount from the lowest trading price of the Company’s common stock in the preceding 15 trading days. There was $66,000 of principal and $1,591 of accrued interest due on June 30, 2020.

Noteholder #12

On January 15, 2020, the Company entered into a convertible note payable with an unrelated party for $100,000. The convertible note payable carries interest at a rate of 0% per annum, is due on January 23, 2021, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 20% discount from the lowest trading price of the Company’s common stock in the preceding 5 trading days. There was $100,000 of principal and $1,372 of accrued interest due on June 30, 2020.

Noteholder #13

On January 24, 2020, the Company entered into a convertible note payable with an unrelated party for $50,000. The convertible note payable carries interest at a rate of 0% per annum, is due on January 23, 2021, and is convertible into common stock of the Company at the option of the noteholder six months after issuance at a rate equal to a 20% discount from the lowest trading price of the Company’s common stock in the preceding 5 trading days. There was $50,000 of principal and $0 of accrued interest due on June 30, 2020.

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

Note 13 – Derivative Liability

As of June 30, 2020 and September 30, 2019, Company had a derivative liability balance of $2,134,395 and $2,545,735 on the balance sheets and recorded an unrealized gain of $411,340 and an unrealized loss of $556,647 from derivative liability fair value adjustments during the nine months ended June 30, 2020 and 2019, respectively.

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

On July 1, 2019, the Company issued a $825,930 convertible promissory note to an unrelated party that matures on September 30, 2019. Refer to Noteholder 2 under “Note 12 – Convertible Debentures” for more information. The Company analyzed the conversion feature of the agreement for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.

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

On August 30, 2019, the Company issued a $110,000 convertible promissory note to an unrelated party that matures on May 30, 2020. Refer to Noteholder 11 under “Note 12 – Convertible Debentures” for more information. The Company analyzed the conversion feature of the agreement for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.

The aggregate fair value of the derivative at the issuance date of the note was $109,936 which was recorded as a derivative liability on the balance sheet. The Company recognized a loss of $79,183 on derivative fair value measurement.

On November 4, 2019, the Company issued a $33,516 convertible promissory note to an unrelated party that matures on November 4, 2020. Refer to Noteholder 6 under “Note 12 – Convertible Debentures” for more information. The Company analyzed the conversion feature of the agreement for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.

The aggregate fair value of the derivative at six months from issuance date of the note was $33,516 which was recorded as a derivative liability on the balance sheet. The Company recognized a loss of $17,021 on derivative fair value measurement.

On November 4, 2019, the Company issued a $33,516 convertible promissory note to an unrelated party that matures on November 4, 2020. Refer to Noteholder 7 under “Note 12 – Convertible Debentures” for more information. The Company analyzed the conversion feature of the agreement for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.

The aggregate fair value of the derivative at six months from issuance date of the note was $33,516 which was recorded as a derivative liability on the balance sheet. The Company recognized a loss of $17,021 on derivative fair value measurement.

On December 23, 2019, the Company issued a $137,375 convertible promissory note to an unrelated party that matures on December 23, 2020. Refer to Noteholder 6 under “Note 12 – Convertible Debentures” for more information. The Company analyzed the conversion feature of the agreement for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.

The aggregate fair value of the derivative at six months from issuance date of the note was $204,554 which was recorded as a derivative liability on the balance sheet. The Company recognized a loss of $204,554 on derivative fair value measurement.

On April 3, 2020, the Company issued a $66,000 convertible promissory note to an unrelated party that matures on November 30, 2020. Refer to Noteholder 11 under “Note 12 – Convertible Debentures” for more information. The Company analyzed the conversion feature of the agreement for derivative accounting consideration and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.

The aggregate fair value of the derivative at the issuance date of the note was $78,115 which was recorded as a derivative liability on the balance sheet. The Company recognized a loss of $67,96 on derivative fair value measurement.

At June 30, 2020, the Company marked-to-market the fair value of the derivative liabilities related to conversion features and determined an aggregate fair value of $2,134,395 and recorded a $332,993 gain from change in fair value for the nine months ended June 30, 2020. The fair value of the embedded derivatives was determined using a Black-Scholes option pricing model based on the following assumptions: (1) expected volatility of 168%, (2) risk-free interest rate of 0.16%, (3) exercise prices of $0.011 - $0.019, and (4) expected lives of 0.11 – 0.50 of a year.

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

At June 30, 2020, the Company marked-to-market the fair value of the derivative liabilities related to warrants and determined an aggregate fair value of $44 and recorded a $181,772 gain from change in fair value for the six months ended June 30, 2020. The fair value of the derivatives was determined using a Black-Scholes option pricing model based on the following assumptions: (1) expected volatility of 168%, (2) risk-free interest rate of 0.16%, (3) exercise prices of $0.60 to $0.80, and (4) expected lives of 0.26 – 0.30 years.

The following table summarizes the change in derivative liabilities included in the balance sheet at June 30, 2020:

Fair Value of Embedded Derivative Liabilities:
Balance, September 30, 2019	$2,545,735
Change in fair market value	(411,340)
Balance, June 30, 2020	$2,134,395

The following table summarizes the gain (loss) on derivative liability included in the income statement for the nine months ended June 30, 2020 and 2019, respectively.

	Nine Months Ended June 30,
	2020	2019
Day one loss due to derivatives on convertible debt	$(414,478)	(780,678)
Change in fair value of derivatives	825,818	1,225,743
Total derivative gain (loss)	$411,340	445,065

NOTE 14 – STOCK OPTIONS AND WARRANTS

The following tables summarize all stock option and warrant activity for the three months ended June 30, 2020:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2019	5,484,970	0.742
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, June 30, 2020	5,484,970	0.742

The following table discloses information regarding outstanding and exercisable options and warrants at June 30, 2020:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.225	200,000	$0.225	4.46	200,000	$0.225
$0.400	110,000	$0.400	1.62	110,000	$0.400
$0.420	330,000	$0.420	4.05	330,000	$0.420
$0.500	165,000	$0.500	1.70	162,500	$0.500
$0.600	627,220	$0.600	0.11	627,220	$0.600
$0.650	145,000	$0.650	2.82	36,250	$0.650
$0.800	3,482,750	$0.800	1.43	3,095,250	$0.800
$0.850	100,000	$0.850	3.29	-	$0.850
$1.050	25,000	$1.050	3.79	-	$1.050
$1.260	220,000	$1.260	2.50	110,000	$1.260
$1.300	10,000	$1.300	1.80	7,500	$1.300
$1.386	60,000	$1.386	2.50	30,000	$1.386
$1.666	10,000	$1.666	2.59	5,000	$1.666
Total	5,484,970	$0.742	1.95	4,713,720	$0.718

Compensation related to stock-based compensation was $126,581 and $169,922, respectively, for the three months ended June 30, 2020 and 2019.

Note 15 – Subsequent Events

Common Stock Issuances

The Company made the following issuances of common stock subsequent to June 30, 2020:

None

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

Our active subsidiaries as of June 30, 2020, are as follows:

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020, compared to Three Months Ended June 30, 2019

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

Revenues

For the three months ended June 30, 2020, we generated revenues of $603,192 compared to $1,098,310 for the three months ended June 30, 2019, an increase of $(495,118) or approximately -45%. The decrease was due primarily to decreased testing sales in Oregon and California.

Gross Profit

For the three months ended June 30, 2020, the gross loss was $(140,075) compared to a gross loss of $(11,753) for the three months ended June 30, 2019 resulting in an increase in losses of $128,322. The increase in losses was primarily attributed to decreased sales in Oregon and decreased operating costs across all labs.

Operating Expenses

For the three months ended June 30, 2020, total operating expenses were $165,780 compared to $1,566,830 for the three months ended June 30, 2019, a decrease of $1,401,050. The decrease is primarily attributed to a decrease in sales, general and administrative expenses.

Other (Expense)

For the three months ended June 30, 2020, other expense, net was $1,095,507, compared to other income, net of $210,783 for the three months ended June 30, 2019. The decrease in other income, net of $1,306,290 was primarily attributable to a decrease in the change in the fair market value of derivative liabilities of $756,638 and an increase in interest expense of $368,396 due to an increase in convertible debt.

Net Loss

Net loss during the three months ended June 30, 2020, was $1,401,362, compared to a net loss of $1,370,535 during the three months ended June 30, 2019. The increase of $30,827 in net loss is the result of a decrease in gross margin and a increase in other expenses, net.

Liquidity and Capital Resources

During the nine months ended June 30, 2020, the Company used $757,777 in cash from operating activities compared to cash used in operating activities of $2,356,864 for the six months ended June 30, 2019. The improvement of $1,599,087 is primarily attributable to a reduction in operating losses as compared to 2019.

During the nine months ended June 30, 2020, the Company used $39,206 in investing activities compared to $92,548 used in investing activities during the same period ended June 30, 2019. The reduction of $53,342 is attributable to a decrease in the purchase of fixed assets

During the nine months ended June 30, 2020, net cash from financing activities was $734,823 compared to $2,423,814 during the same nine month period ended June 30, 2019. The decrease in the 2019 period is primarily attributable a decrease in proceeds from the issuance of common stock, convertible debentures, and convertible notes, while the company increased its repayments of capital leases and loans.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in Internal Controls over financial reporting during the three months ended June 30, 2020. Upon hiring additional financial staff, EVIO will prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review, and submit SEC filings in a timely manner.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended June 30, 2020, which was not previously disclosed in our filings during that period.

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

